Form 10-Q
period 1996-09-30
RENTAL SERVICE CORP
filed 1996-11-13
CIK 1016572

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    SEPTEMBER 30, 1996
                                       ------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _______________________

Commission file number                     000-21237
                       ---------------------------------------------------------

                          RENTAL SERVICE CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                  DELAWARE                                    33-0569350
-----------------------------------------               ------------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

14505 N. HAYDEN RD., SUITE 322, SCOTTSDALE,  ARIZONA             85260
----------------------------------------------------    ------------------------
     (Address of Principal Executive Offices)                 (Zip Code)

                                (602) 905-3300
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes      No  X  (Registrant became subject to the filing requirements on
         ---     ---  September 18, 1996)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     No
                           ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,375,478 shares of common stock, $.01 par value, outstanding at November 11, 1996.

--------------------------------------------------------------------------------

                           RENTAL SERVICE CORPORATION

                               TABLE OF CONTENTS
                               -----------------


PART I      Financial Information
---------------------------------

   ITEM 1.  Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets -
              September 30, 1996 and December 31, 1995.......................    1

            Consolidated Statements of Operations -
              Three and nine months ended September 30, 1996 and 1995........    2

            Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1996 and 1995..................    3

            Notes to Consolidated Financial Statements - September 30, 1996..    4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................    8

PART II     Other Information
-----------------------------

   ITEM 1.  Legal Proceedings................................................   12

   ITEM 6.  Exhibits and Reports on Form 8-K.................................   12

Signatures  .................................................................   13

Exhibits

   (10.29)  Amended and Restated Credit Agreement, dated September 24, 1996

   (11)     Computation of Net Income Per Share

   (27)     Financial Data Schedule


                                      (i)

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1. Consolidated Financial Statements

                           RENTAL SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30,     December 31,
                                                                             1996              1995
                                                                         -------------     ------------
                                                                          (Unaudited)
ASSETS
------
Cash and cash equivalents                                                 $  1,874,000     $  1,455,000
Accounts receivable, net                                                    18,895,000       14,427,000
Other receivables and prepaid expense                                        6,360,000        2,178,000
Parts and supplies inventories, net                                          9,527,000        5,997,000
Assets held for sale                                                                 -       16,054,000
Deferred taxes                                                               7,310,000        7,310,000
Rental equipment, principally machinery, at cost, net                       97,595,000       52,818,000
Operating property and equipment, at cost, net                              18,422,000       10,629,000
Intangible assets, net                                                      30,484,000       24,154,000
Other assets, primarily deferred financing costs, net                        1,390,000        2,810,000
                                                                          ------------     ------------
                                                                          $191,857,000     $137,832,000
                                                                          ============     ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------
Accounts payable                                                          $ 13,716,000     $ 10,185,000
Payroll and other accrued expenses                                          24,483,000       19,839,000
Accrued interest payable                                                       640,000          771,000
Income taxes payable (receivable)                                           (1,990,000)         220,000
Deferred taxes                                                               9,815,000        9,815,000
Bank debt and long term obligations                                         51,819,000       67,910,000
Obligations under capital leases                                               112,000          645,000
                                                                          ------------     ------------
Total liabilities                                                           98,595,000      109,385,000
Redeemable preferred stock, cumulative, $.01 par value:
  Authorized shares - 350,000
  Issued and outstanding shares - none at September 30, 1996 and
   244,805 at December 31, 1995                                                      -       28,401,000
Common stockholders' equity (deficit):
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued and outstanding shares - 11,375,478 at September 30, 1996
   and 4,247,730 at December 31, 1995                                          114,000           42,000
 Additional paid-in capital                                                 93,917,000           40,000
 Retained deficit                                                             (769,000)         (36,000)
                                                                          ------------     ------------
Total common stockholders' equity                                           93,262,000           46,000
                                                                          ------------     ------------
                                                                          $191,857,000     $137,832,000
                                                                          ============     ============

See accompanying notes.

                           RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                               1996            1995            1996            1995
                                            ------------    ------------    ------------    -----------
Revenues:
 Equipment rentals                          $25,212,000     $11,894,000     $67,742,000     $28,481,000
 Sales of parts, supplies and equipment       9,419,000       4,567,000      25,353,000      12,515,000
                                            -----------     -----------     -----------     -----------
Total revenues                               34,631,000      16,461,000      93,095,000      40,996,000
Cost of revenues:
 Cost of equipment rentals, excluding
  equipment rental depreciation              14,977,000       7,189,000      40,977,000      16,732,000
 Depreciation, equipment rentals              4,586,000       1,881,000      12,375,000       4,756,000
 Cost of sales of parts, supplies and
  equipment                                   6,750,000       3,157,000      17,619,000       8,390,000
                                            -----------     -----------     -----------     -----------
Total cost of revenues                       26,313,000      12,227,000      70,971,000      29,878,000
                                            -----------     -----------     -----------     -----------
Gross profit                                  8,318,000       4,234,000      22,124,000      11,118,000
Selling, general and administrative
 expense                                      3,299,000       1,413,000       9,061,000       3,669,000
Depreciation and amortization,
 excluding equipment rental depreciation        651,000         237,000       1,829,000         589,000
Amortization of intangibles                     664,000          14,000       1,825,000         326,000
                                            -----------     -----------     -----------     -----------
Operating income                              3,704,000       2,570,000       9,409,000       6,534,000
Interest expense, net                         2,135,000         890,000       5,819,000       1,701,000
                                            -----------     -----------     -----------     -----------
Income before income taxes and
 extraordinary item                           1,569,000       1,680,000       3,590,000       4,833,000
Provision for income taxes                      617,000         659,000       1,411,000       1,894,000
                                            -----------     -----------     -----------     -----------
Income before extraordinary item                952,000       1,021,000       2,179,000       2,939,000
Extraordinary item, loss on
 extinguishment of debt less applicable
 income tax benefit of $822,000 in 1996
 and $305,000 in 1995                        (1,269,000)       (478,000)     (1,269,000)       (478,000)
                                            -----------     -----------     -----------     -----------
Net income (loss)                              (317,000)        543,000         910,000       2,461,000
Redeemable preferred stock accretion            524,000         432,000       1,643,000       1,278,000
Net income (loss) available to common
 stockholders                               $  (841,000)    $   111,000     $  (733,000)    $ 1,183,000
                                            ===========     ===========     ===========     ===========
Earnings (loss) per common and common
 equivalent share:
Income before extraordinary item                   $.07            $.11            $.09            $.32
Extraordinary item                                 (.20)           (.09)           (.22)           (.09)
                                            -----------     -----------     -----------     -----------
Net income (loss)                                 $(.13)           $.02           $(.13)           $.23
                                            ===========     ===========     ===========     ===========
Weighted average common and common
 equivalent shares                            6,288,724       5,090,222       5,772,636       5,090,228
                                            ===========     ===========     ===========     ===========

See accompanying notes.

                           RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                      1996           1995
                                                                                --------------   -------------
OPERATING ACTIVITIES
Net income                                                                      $     910,000    $  2,461,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                    16,029,000       5,671,000
  Extraordinary item                                                                1,269,000         478,000
  Interest paid in kind                                                             1,706,000         135,000
  Provision for losses on accounts receivable                                         989,000         620,000
  Gain on sale of rental equipment                                                 (3,256,000)     (1,361,000)
  Changes in operating assets and liabilities, net of effect of business acquisitions:
     Accounts receivable                                                           (3,393,000)     (2,853,000)
     Other receivables and prepaid expense                                         (3,983,000)     (2,550,000)
     Intangible assets and other assets                                               244,000         949,000
     Parts and supplies inventories                                                (2,369,000)     (1,679,000)
     Accounts payable                                                               3,532,000       1,217,000
     Payroll and other accrued expenses and related party payables                  1,852,000      (1,203,000)
     Accrued interest payable                                                        (131,000)        271,000
     Assets held for sale                                                             311,000         154,000
     Income taxes payable                                                          (2,209,000)       (298,000)
     Deferred taxes, net                                                                    -        (169,000)
                                                                                -------------    ------------
Net cash provided by operating activities                                          11,501,000       1,843,000

INVESTING ACTIVITIES
Acquisitions of rental operations, net of cash acquired                           (19,858,000)    (41,372,000)
Cash purchases of rental equipment and operating property and
 equipment                                                                        (60,559,000)    (12,671,000)
Proceeds from sale of used equipment                                                8,903,000       2,985,000
Proceeds from assets held for sale                                                 15,743,000               -
                                                                                -------------    ------------
Net cash used in investing activities                                             (55,771,000)    (51,058,000)

FINANCING ACTIVITIES
Proceeds from bank debt                                                           170,698,000      81,726,000
Payments on bank debt                                                            (175,793,000)    (36,460,000)
Payments of debt issuance costs                                                      (885,000)     (2,024,000)
Proceeds from long term obligations                                                         -      10,000,000
Payment on long term obligations                                                  (12,702,000)     (3,417,000)
Payment on capital lease obligations                                                 (533,000)       (145,000)
Proceeds from issuance of preferred stock, net of issuance costs                    7,500,000               -
Repurchase of preferred stock                                                     (37,874,000)              -
Proceeds from issuance of common stock, net of issuance costs                      95,223,000               -
Repurchase of common stock warrants                                                  (945,000)              -
                                                                                -------------    ------------
Net cash provided by financing activities                                          44,689,000      49,680,000
                                                                                -------------    ------------
Net increase in cash and cash equivalents                                             419,000         465,000
Cash and cash equivalents at beginning of period                                    1,455,000         653,000
                                                                                -------------    ------------
Cash and cash equivalents at end of period                                      $   1,874,000    $  1,118,000
                                                                                =============    ============
Supplemental disclosure of cash flow information
 Cash paid for interest                                                         $   4,244,000    $  1,291,000
 Cash paid for income taxes                                                     $   1,540,000    $  1,145,000

    See accompanying notes.

                           RENTAL SERVICE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (SEC File No. 333-05949, effective September 18, 1996).

Earnings (Loss) Per Share and Supplemental Earnings Per Share

Earnings (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. In accordance with the accounting rules of the Securities and Exchange Commission common stock and stock options and warrants issued by the Company in the twelve month period prior to the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented, computed using the treasury stock method and the initial offering price, through the effective date of the Company's initial public offering. Common stock equivalents which were antidilutive were not included in the computation of net loss per share, relating to the period after the Company's initial public offering, for the three and nine month periods ending September 30, 1996.

Supplementary pro forma net income per share, assuming the proceeds from the issuance of common shares at the initial public offering price of $16.00 ($14.88 net of issuance costs) were used to repay the Bank Note (Note 3) and repurchase the related warrant and the Company's redeemable preferred stock as of the beginning of the period, or the date upon which the debt was created, whichever was later. Supplementary pro forma net income per common and common equivalent share would have been $.20 for the nine months ended September 30, 1996 based upon 8,770,835 share issuances.


2.  BUSINESS ACQUISITIONS

A principal component of the Company's business strategy is to continue to grow through acquisitions which augment its present operations as well as enter into new geographic markets. In keeping with this strategy, the Company has made several acquisitions of rental operations. These acquisitions have been accounted for as purchases and, accordingly, the acquired tangible and identifiable intangible assets and liabilities have been recorded at their estimated fair values at the dates of acquisition with any excess purchase price reflected as goodwill in the accompanying consolidated financial statements.
The operations of the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

                           RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


The following table sets forth, for the periods indicated, the net assets acquired, liabilities assumed and cash purchase price for these acquisitions.

                                                                    NINE MONTHS               NINE MONTHS
                                                                  ENDED SEPTEMBER           ENDED SEPTEMBER
                                                                     30, 1996                   30, 1995
                                                                  -----------------------------------------
                                                                                 (UNAUDITED)
Assets acquired                                                     $15,967,000               $ 49,460,000
Goodwill and covenants not to compete                                 6,684,000                 19,266,000
Less: liabilities assumed                                            (2,793,000)               (27,354,000)
                                                                    --------------------------------------
Cash purchase price                                                 $19,858,000               $ 41,372,000
                                                                    ======================================
Number of acquisitions                                                        5                          3

The following table sets forth the unaudited pro forma results of operations for each period in which acquisitions occurred and for the immediately preceding period as if the above acquisitions were consummated at the beginning of the immediately preceding period:

                                                                   NINE MONTHS                NINE MONTHS
                                                                      ENDED                      ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                      1996                       1995
                                                                  ----------------------------------------
                                                                                 (UNAUDITED)
Total revenues                                                      $96,621,000               $82,311,000
Income before non-recurring and extraordinary items                   2,138,000                   775,000
Net income                                                              869,000                46,145,000 (a)
Earnings (loss) per common and common stock
 equivalent share:
     Income (loss) before non-recurring
      and extraordinary items                                               .09                      (.09)
     Net income (loss)                                                     (.13)                     8.07 (a)

(a) Net income for 1995 includes non-recurring and extraordinary items of $45,370,000 ($8.16 per share) related to the bankruptcy of an entity acquired in September 1995, including a gain on extinguishment of debt of $52,079,000 and charges for fresh start accounting adjustment and reorganization items of $6,709,000.

In connection with an acquisition in September 1995, the Company decided to sell, close or dispose of the acquired companies' rental locations in California, as they did not meet the Company's financial performance criteria and were not part of the Company's strategic plans. The assets related to those rental locations, consisting primarily of rental equipment and accounts receivable, were classified as assets held for sale in the accompanying consolidated balance sheet at December 31, 1995. The Company accrued the expected cash outflows from operations of the rental locations through the expected date of disposal as part of the allocation of the purchase price. The initial accrual of $2,492,000 included $1,404,000 of allocated interest expense. The pre-tax income during the period from September 12, 1995 through December 31, 1995 was $508,000, which included allocated interest expense of $422,000 and a gain on disposal of assets of $649,000, and was credited to the accrual. The pre-tax loss during the nine months ended September 30, 1996 was $844,000, which included allocated interest expense of $756,000 and a gain on disposal of assets of $568,000, and was charged to the accrual. As of September 30, 1996, the Company has sold or closed all of the California locations, and has a remaining balance in the accrual of $1,491,000.

                           RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


3.  BANK DEBT AND LONG TERM OBLIGATIONS

Bank debt and long-term obligations consist of the following:


                                         SEPTEMBER 30,    DECEMBER 31,
                                             1996             1995
                                         -----------------------------
                                          (UNAUDITED)
Revolving Line of Credit (Revolver)       $50,947,000      $56,042,000
Note payable to a bank (Bank Note)                  -       10,710,000
Notes payable                                 409,000          393,000
Equipment contracts payable                   463,000          765,000
                                          ----------------------------
                                          $51,819,000      $67,910,000
                                          ============================

On September 24, 1996, the Company amended and restated the Revolver to, among other things, increase the availability to $125 million, decrease the interest rate and extend the maturity date by five years to September 24, 2001. The total amount of credit available under the amended Revolver is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 75% of the value (lower of net book value or market) of eligible rental equipment. The amended Revolver also contains provisions to annually adjust the prime and eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios. As part of the amended Revolver, Rental Service Corporation became a guarantor of the obligations of its subsidiaries, and granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure any such guaranty. As of September 30, 1996, the Company was not in compliance with the covenant of the Revolver related to limitations on asset sales. This non-compliance was a result of the sales of the Company's California locations. The Company has received a waiver with respect to such non-compliance.
Additionally, the Company utilized proceeds from its initial public offering to reduce the outstanding amounts under the Revolver by $37.7 million. In connection with the implementation of the amended Revolver, the Company wrote off the related deferred financing costs and recorded a loss on extinguishment of debt of $2.5 million which has been classified as an extraordinary item, net of income taxes of $964,000, in the accompanying consolidated statements of operations.

On September 24, 1996, the Company repaid the Bank Note and repurchased the related warrants for $13 million, utilizing proceeds from its initial public offering. This redemption resulted in a reduction of additional paid-in capital of $945,000 and a gain on extinguishment of debt of $362,000, which has been classified as an extraordinary item, net of income taxes of $142,000, in the accompanying consolidated statements of operations.

In 1995, the Company paid off the borrowings under the 1993 revolving credit agreement upon entering into the Revolver, resulting in a loss on extinguishment of such debt of $783,000 which has been classified as an extraordinary item, net of income taxes of $305,000, in the accompanying consolidated statements of operations.

4.  PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

Stock Split

On August 21, 1996, the Company increased the authorized number of shares of common and preferred stock, declared a 45-for-one stock split of the common stock and made conforming adjustments on the terms of all outstanding common stock equivalents. All shares and per share information in the accompanying consolidated financial statements has been retroactively adjusted to reflect these actions.

                           RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Intial Public Offering

On September 18, 1996, the Company completed an initial public offering of 6,325,000 shares of its common stock. 6,027,813 shares were offered by the Company, with the remainder offered by the selling stockholders. Proceeds to the Company, net of the underwriting discount, were $89.7 million. The Company utilized these proceeds to redeem all outstanding shares of its preferred stock, repay the Bank Note and repurchase the related warrants, and reduce its outstanding obligations under the Revolver.

Preferred Stock

The Company had outstanding at December 31, 1995, 244,805 shares of a series of cumulative redeemable preferred stock. The difference between the redemption amount and the carrying amount of the preferred stock was being recorded through periodic accretions. The preferred stock was cumulative at a rate of 6% per annum, computed on a quarterly basis. The preferred stock carried a liquidation preference of $100 per share, plus an amount equal to all declared and unpaid dividends thereon.

On September 24, 1996, the Company utilized proceeds from its initial public offering to redeem all outstanding shares of its preferred stock for $37.9 million.

                           RENTAL SERVICE CORPORATION
                              SEPTEMBER 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     Revenues

        Total revenues for the three months ended September 30, 1996 increased 110.4% to $34.6 million from $16.5 million in the same period in 1995. This increase is primarily attributable to acquisitions and start-up locations. Equipment rental revenues increased 112.0% to $25.2 million from $11.9 million due to a larger rental fleet as a result of acquisitions and capital expenditures. Sales of parts, supplies and equipment increased 106.2% to $9.4 million from $4.6 million in 1995.

        Total revenues for the nine months ended September 30, 1996 increased 127.1% to $93.1 million from $41.0 million in the same period in 1995. This increase was primarily due to the full period impact of a September 1995 acquisition (consisting of 11 locations) and the inclusion of revenues from acquisitions of seven businesses (consisting of 18 locations) and the opening of 22 start-up locations subsequent to September 30, 1995.
    Equipment rental revenues increased 137.8% to $67.7 million from $28.5 million due to a larger rental fleet as a result of acquisitions, the partial period impact of $60.6 million in capital expenditures during the first nine months of 1996 and the full period impact of $23.6 million in capital expenditures in 1995. Sales of parts, supplies and equipment increased 102.6% to $25.4 million from $12.5 million due primarily to the increased number of rental locations selling these items.

     Gross Profit

        Gross profit for the three months ended September 30, 1996 increased to $8.3 million, or 24.0% of total revenues, from $4.2 million, or 25.7% of total revenues, in the same period in 1995. Gross margins on equipment rentals decreased to 22.4% of equipment rental revenues from 23.7% for the three months ended September 30, 1995. The decline in gross margin on equipment rentals was attributable to higher depreciation, primarily resulting from acquisitions and substantial capital expenditures made during the period. Gross margin on sales of parts, supplies and equipment decreased to 28.3% of sales from 30.9% due primarily to a change in the product mix of parts, supplies and equipment sales.

        Gross profit for the nine months ended September 30, 1996 increased to $22.1 million, or 23.8% of total revenues, from $11.1 million, or 27.1% of total revenues, in the same period in 1995. Gross margins on equipment rentals decreased to 21.2% of equipment rental revenues from 24.6% for the nine months ended September 30, 1995 primarily due to the impact of 33 location additions during the period. These new locations were comprised of 16 acquired locations and 17 start-ups, and operated for an average of five months during the period. Start-ups and acquisitions generally incur start-up and integration expenses during their first six months of operation resulting in lower rental gross profit margins. Gross margin on sales of parts, supplies and equipment decreased to 30.5% of sales from 33.0%, due primarily to a change in the product mix of parts, supplies and equipment sales.

     Selling, General and Administrative Expense

        Selling, general and administrative expense for the three and nine months ended September 30, 1996 was $3.3 million, or 9.5% of total revenues, and $9.1 million, or 9.7% of total revenues, respectively, compared to $1.4 million, or 8.6% of total revenues, and $3.7 million, or 8.9% of total revenues, respectively, in the same periods in 1995. These increases are attributable primarily to higher selling, general and administrative expense associated with a company acquired in September 1995. Prior to this acquisition, the acquired company's selling, general and administrative expense was approximately 16% of its total revenues.

                           RENTAL SERVICE CORPORATION
                              SEPTEMBER 30, 1996


     Depreciation and Amortization, excluding equipment rental depreciation

        Depreciation and amortization, excluding equipment rental depreciation, for the three and nine months ended September 30, 1996 was $651,000, or 1.9% of total revenues, and $1.8 million, or 2.0% of total revenues, respectively, compared to $237,000, or 1.4% of total revenues, and $589,000, or 1.4% of total revenues, respectively, for the same periods in 1995.
    These increases are attributable to the larger fleet of service and delivery vehicles in 1996 versus 1995, as well as to capital expenditures on rental locations in 1995 and the first nine months of 1996 in order to standardize their appearance.

     Amortization of Intangibles

        Amortization of intangibles for the three and nine months ended September 30, 1996 was $664,000, or 1.9% of total revenues, and $1.8 million, or 2.0% of total revenues, respectively, compared to $14,000, or 0.1% of total revenues, and $326,000, or 0.8% of total revenues, respectively, for the same periods in 1995. These increases are due to additional goodwill and covenants not-to-compete associated with acquisitions since September 30, 1995, and amortization of the capitalized costs in connection with the revolving credit facility entered into in September 1995, and amended in January 1996.

     Interest Expense, net

        Interest expense, net, for the three and nine months ended September 30, 1996 was $2.1 million and $5.8 million, respectively, compared to $890,000 and $1.7 million, respectively, for the same periods in 1995. These increases were the result of the Company's increased average debt outstanding for the periods ended September 30, 1996 compared to the same periods in 1995, as well as amortization of mandatory increases in the prepayment price of the Bank Note. The increased debt resulted from start-up locations, acquisitions and capital expenditures financed under the Company's revolving credit facility.

     Provision for Income Taxes

        Provision for income taxes was $617,000 and $1.4 million, respectively, for the three and nine months ended September 30, 1996 compared to $659,000 and $1.9 million, respectively, in the same periods in 1995. The Company's effective tax rate was 39.3% for the three and nine month periods ending September 30, 1996 as compared to 39.2% for the same periods in 1995.

     Extraordinary Items

        In connection with the implementation of the amended Revolver in September 1996, the Company wrote off the related deferred financing costs and recorded a loss on extinguishment of debt of $2.5 million, which has been classified as an extraordinary item, net of income taxes of $964,000. Additionally, in September 1996, the Company repaid the Bank Note and repurchased the related warrants for $13 million, resulting in a gain on extinguishment of debt of $362,000, which has been classified as an extraordinary item, net of income taxes of $142,000. In 1995, the Company paid off the borrowings under the 1993 revolving credit agreement upon entering into the Revolver, resulting in a loss on extinguishment of such debt of $783,000 which has been classified as an extraordinary item, net of income taxes of $305,000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company received net proceeds of $89.7 million from the sale of 6,027,813 shares of common stock in an initial public offering. Through the application of these proceeds, the Company has improved its liquidity and capital resources through the replacement of a significant portion of its secured debt and redeemable preferred stock (as well as the related interest and debt obligations) with common stock.

                           RENTAL SERVICE CORPORATION
                              SEPTEMBER 30, 1996


    Specifically, the Company used these proceeds as follows: (i) redeemed all of the outstanding shares of its redeemable preferred stock for $37.9 million; (ii) repaid the Bank Note and repurchased the related warrants for $13 million; and (iii) reduced indebtedness under its revolving credit facility through repayments of $37.7 million.

        The Company's primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. The Company historically has financed its capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings and net cash provided by operating activities. The Company had cash and cash equivalents of $1.9 million at September 30, 1996 and $1.5 million at December 31, 1995.

        During the nine months ended September 30, 1996, the Company's operating activities provided net cash flow of $11.5 million, as compared to $1.8 million for the same period in the prior year. The principal causes for the variation in cash flow between the periods were increased depreciation and amortization and higher average accounts payable. Net cash provided by operating activities excluded proceeds from the sale of equipment, which were $8.9 million for the nine months ended September 30, 1996, compared to $3.0 million for the same period in the prior year. This increase was primarily the result of a larger fleet resulting from acquisitions.

        Net cash used in investing activities was $55.8 million in the nine months ended September 30, 1996 as compared to $51.1 million in the same period for the prior year. The increase was primarily attributable to a higher combined level of capital expenditures and acquisitions. Acquisition spending totaled $19.9 million and $41.4 million in the nine months ended September 30, 1996 and 1995, respectively. In addition, the Company had capital expenditures of $60.6 million and $12.7 million in the nine months ended September 30, 1996 and 1995, respectively. Capital expenditures were primarily for purchases of rental equipment.

        Net cash provided by financing activities was $44.7 million for the nine months ended September 30, 1996, as compared to $49.7 million in the same period for the prior year. The net cash provided by financing activities was primarily due to issuances of capital stock, specifically from the Company's initial public offering, and borrowings under the Revolver.

        The Company's principal source of liquidity is the Revolver. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable and (ii) 75% of the value (at the lower of net book value or market) of eligible rental equipment. The Revolver expires September 24, 2001, and may be extended one year with the consent of the lenders if no default exists. The Revolver has customary financial covenants regarding interest coverage, debt ratios, capital expenditures and minimum EBITDA levels. The Revolver also contains covenants and provisions that restrict, among other things, the Company's subsidiaries' ability to: (i) incur additional indebtedness; (ii) incur liens on its property; (iii) enter into contingent obligations; (iv) engage in certain sales of assets; (v) declare or pay dividends (including dividends to RSC) or make other restricted payments; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) make investments and capital expenditures. As of September 30, 1996, the Company was not in compliance with the covenant of the Revolver related to limitations on asset sales. This non-compliance was a result of the sales of the Company's California locations. The Company received a waiver with respect to such non-compliance. At November 11, 1996, the principal amount outstanding under the Revolver was $58.4 million, the interest rate on such borrowings was 8.4%, and an additional $32.3 million was available to the Company under the Revolver.

        On September 24, 1996, the Company amended and restated the Revolver to, among other things, increase the availability to $125 million and decrease the interest rate. The amended Revolver also contains provisions to annually adjust the prime and eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios.

                           RENTAL SERVICE CORPORATION
                              SEPTEMBER 30, 1996


        As part of its growth strategy, the Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. The Company is currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more letters of intent or acquisition agreements. Since its initial public offering, the Company has completed five acquisitions of rental equipment businesses with an aggregate of seven locations in Alabama, Arkansas, Georgia and Florida. The Company's liquidity and capital resources have been and will continue to be significantly impacted by the Company's growth strategy and by the need to offer customers a modern and well-maintained rental equipment fleet. The Company must be able to open start-up locations and make the capital expenditures necessary to acquire and maintain its rental fleet. The Company currently estimates that it will incur capital expenditures of $70.0 million in 1996 ($60.6 million of which has been expended during the first three quarters), primarily for fleet expansion and start-up locations.

        The Company believes that cash flow from operations, together with availability under the Revolver and vendor financing in appropriate cases, will be sufficient to support its operations and capital liquidity requirements for the next 12 months. However, if significant acquisition opportunities arise, the Company may need to seek additional capital to complete them. Such acquisitions could be financed through incurrence of additional indebtedness or issuance of common or preferred stock (which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If such financing were not available, the Company's growth strategy could be hampered and its cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. Further, additional indebtedness would increase RSC's leverage and may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

                           RENTAL SERVICE CORPORATION
                              SEPTEMBER 30, 1996


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings

         The Company and its subsidiaries are parties to various litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to such pending litigation cannot be estimated with certainty but the Company believes, based on its examination of such matters, that such ultimate liability will not have a material adverse effect on the business or financial condition of the Company.

         The Company has received a letter from an attorney representing a minor injured in June 1996 while accompanying an adult using a piece of equipment rented from the Company. The accident also resulted in the death of the adult. The estate of the deceased has filed a lawsuit against the Company. The Company has also received a letter from an attorney representing another individual with respect to an action for damages arising out of the same incident. The Company cannot predict whether this accident will result in the filing of further lawsuits against the Company or the ultimate outcome of any such lawsuit.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.29 Amended and Restated Credit Agreement, dated September 24, 1996.

              11       Computation of Earnings Per Share

              27       Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                           RENTAL SERVICE CORPORATION
                              SEPTEMBER 30, 1996


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RENTAL SERVICE
                                             CORPORATION
                                    --------------------------------
                                            (Registrant)


Date:   November 13, 1996        By:     /s/ Martin R. Reid
      ---------------------         --------------------------------
                                            Martin R. Reid
                                            Chairman
                                            Chief Executive Officer

Date:   November 13, 1996        By:     /s/ Douglas A. Waugaman
      --------------------           -------------------------------
                                            Douglas A. Waugaman
                                            Vice President
                                            Chief Financial Officer
                                            Chief Accounting Officer