Form 10-K
period 1996-12-31
RENTAL SERVICE CORP
filed 1997-03-12
CIK 1016572

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended    DECEMBER 31, 1996
                                   -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

      For the transition period from        to
                                     ------    ------
Commission file number                       000-21237
                       ---------------------------------------------------------

                          RENTAL SERVICE CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                      33-0569350
-------------------------------------      -------------------------------------
   (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

14505 N. HAYDEN RD., SUITE 322, SCOTTSDALE,  ARIZONA            85260
--------------------------------------------------------    -------------
   (Address of Principal Executive Offices)                   (Zip Code)

                                (602) 905-3300
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X        No
         -----         -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $137,104,000, based on the last reported sales price of the registrant's Common Stock, $.01 par value, as reported on the Nasdaq National Market on March 7, 1997.

  The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of March 7, 1997 was 11,376,378.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 28, 1997 have been incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------

                          RENTAL SERVICE CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS


                                              PART I
                                              ------

   ITEM 1.      Business......................................................................................... 1

   ITEM 2.      Properties....................................................................................... 8

   ITEM 3.      Legal Proceedings................................................................................ 8

   ITEM 4.      Submission of Matters to a Vote of Security Holders.............................................. 9


                                              PART II
                                              -------

   ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters............................ 9

   ITEM 6.      Selected Financial Data..........................................................................10

   ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations............11

   ITEM 8.      Financial Statements and Supplementary Data......................................................17

   ITEM 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.............17


                                              PART III
                                              --------

   ITEM 10.      Directors and Executive Officers of the Registrant..............................................17

   ITEM 11.      Executive Compensation..........................................................................17

   ITEM 12.      Security Ownership of Certain Beneficial Owners and Management..................................17

   ITEM 13.      Certain Relationships and Related Transactions..................................................17


                                              PART IV
                                              -------

   ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................18

                                      (i)

                                     PART I


ITEM 1.   BUSINESS

GENERAL

  Rental Service Corporation ("RSC" or the "Company"), a leading equipment rental company, rents a broad selection of equipment ranging from small items such as pumps, generators, welders and electric hand tools to larger equipment such as backhoes, forklifts, air compressors, scissor lifts, booms, aerial manlifts and skid-steer loaders. The Company also sells parts, supplies and used rental equipment, and acts as a distributor for new equipment on behalf of certain national equipment manufacturers.

  Since its formation in 1992, the Company has pursued an aggressive expansion strategy and has acquired 22 businesses comprised of 74 locations and has opened 32 start-up locations through December 31, 1996. With a focus on operating rental locations in underserved small- to medium-sized markets, RSC intends to continue to expand its presence in existing markets and capitalize on opportunities to enter new geographic markets through a combination of acquisitions and start-up locations. The Company also seeks to increase revenues across its locations through fleet expansion, improved asset utilization and targeted marketing efforts.

INDUSTRY OVERVIEW

  The equipment rental industry serves a wide variety of industrial, manufacturing, construction, governmental and homeowner markets. Equipment available for rent ranges from construction and industrial equipment to general tools and homeowners equipment. A survey conducted for the Associated Equipment Distributors estimates that industry rental revenues were approximately $13 billion in 1993, which the author of the survey estimates increased to $15 billion in 1995.

  The equipment rental industry is highly fragmented and primarily consists of a large number of relatively small, independent businesses typically serving discrete local markets within 30 to 50 miles of the store location, and a small number of multi-location regional or national operators. Traditionally, large equipment rental companies have focused their operations on serving relatively large customers, primarily in medium to large metropolitan markets, while generally serving smaller markets through delivery from distant major markets without establishing a local presence. In such smaller markets, the primary source of rental equipment has traditionally been relatively small, local equipment rental businesses and equipment dealers with product offerings typically limited in both depth and breadth.

BUSINESS STRATEGY

  The Company's goal is to increase revenues and profitability by pursuing a business strategy that includes the following key elements:

  Small- to Medium-Sized Market Focus. The Company focuses on operating rental locations in underserved small- to medium-sized rental markets where the Company can capitalize on its competitive advantages relative to the small, local equipment rental businesses and equipment dealers who have traditionally served such markets. In addition, the Company believes that small- to medium-sized markets provide an extensive selection of acquisition candidates and start-up locations and permit broader geographic and customer diversification. Through its geographic diversification, the Company believes that it can more effectively manage economic fluctuations than single-location businesses by transferring equipment to regions with higher demand. The Company believes that future acquisitions and start-up locations will provide opportunities to achieve greater geographic and customer diversification.

  Cluster Strategy. Under its cluster strategy, RSC establishes a comprehensive pool of rental equipment at a central, readily-accessible "hub" location, and surrounds the hub with smaller "satellite" locations 30 to 50 miles away, which draw on this equipment pool to serve local customers' needs. The hub locations provide full-service maintenance and repair operations for the satellite locations. The Company believes that this strategy increases fleet utilization and allows RSC to bring the benefits of a large, high-quality and diversified rental equipment fleet to markets with smaller populations.

  Advanced Information Systems. The Company has made investments in its state-of-the-art management information systems in order to improve asset utilization and financial performance. Every rental location has on-line access to centralized computer systems which provide real-time transaction processing, extensive fleet management tools and daily financial management reports. Use of these systems allows the Company to improve its asset utilization by deploying assets to locations generating higher returns and identifying underperforming assets for disposition. These systems also allow an employee at any location to identify and reserve a specific piece of equipment anywhere in a region, and schedule delivery (generally within 24 hours) to a customer's job site.

  Decentralized Management. Under the Company's decentralized management structure, RSC's region managers, who currently average over 20 years of rental experience, are responsible for management, customer service, marketing strategies and business growth in their regions. Each region manager is compensated through a stock option program and cash bonus plan tied directly to his region's performance. A small corporate staff at the Company's headquarters focuses on corporate planning, financial reporting and analysis and overseeing execution of the Company's growth strategy. The Company has also centralized its purchasing and equipment disposal functions in order to maximize purchase discounts and used rental equipment sale prices.

  Customer Service. The Company believes that it differentiates itself from many of its competitors by providing responsive customer service, a broad selection of high-quality rental equipment and "one-stop shopping" for a wide range of parts, supplies and equipment. Depending upon market needs, RSC also offers value-added services to its customers such as a radio-dispatched transportation fleet and 24 hours-a-day, seven days-a-week support services, including on-site maintenance and repair. The Company believes that its rapid response time in delivering, servicing or replacing equipment at job sites generates customer loyalty. A cornerstone to the Company's customer service commitment is its extensive training system, Rental Service University, which provides formal training to all Company employees relating to customer service, strategy, finance, information systems, fleet management, safety and risk management and human resources.

GROWTH STRATEGY

  RSC's growth strategy is to continue to expand its presence in existing markets and capitalize on opportunities to enter new geographic markets through a combination of acquisitions and start-up locations. The Company also seeks to increase revenues across its locations through fleet expansion, improved asset utilization and targeted marketing efforts. The Company is systematic in its selection of new markets for expansion and, together with Arthur D. Little, Inc., has developed a proprietary model to guide future expansion efforts by identifying and ranking desirable locations based on 25 demographic characteristics found in the Company's most successful geographic markets.

  Acquisition of Equipment Rental Businesses. RSC's acquisition efforts focus on acquiring stable, respected businesses in markets that the Company believes offer the opportunity for additional growth in rental equipment demand. The Company primarily targets acquisitions of equipment rental businesses in small- to medium-sized markets where an existing owner has limited resources to expand the rental equipment fleet and/or the owner's decision to sell coincides with the decision to retire. After completing an acquisition, the Company integrates the operations of the acquired business into its management information systems, consolidates its equipment purchasing and disposal functions, and centralizes its fleet management, while assuring consistent, high-quality service to the acquired business' customers.

  Start-Up Locations. RSC also enters targeted markets through start-up locations where there is no quality business available for acquisition or where such a business cannot be acquired on terms acceptable to the Company. The Company's decision to open a start-up location is based upon its review of demographic information, business growth projections and the level of existing competition. RSC maximizes the flexibility of start-up locations by entering into real estate leases with short initial terms and multiple option periods. In addition, RSC typically minimizes capital expenditures at a start-up location by redeploying and sharing equipment with an existing hub. If a start-up location does not meet expectations, the Company can redeploy the equipment elsewhere.

  Internal Growth. The Company focuses on achieving internal growth through an emphasis on fleet expansion, improved asset utilization and targeted marketing efforts. The Company intends to expand its rental equipment fleet through capital expenditures made to replace assets in, and increase the breadth and depth of, its existing fleet. In addition, RSC's information systems have enhanced asset utilization by providing the data necessary to improve asset deployment based upon such factors as price realization, time utilization and individual asset return on investment. Through its recently-introduced national accounts marketing program, the Company targets large petrochemical, industrial and commercial customers. The Company offers these customers In-Plant Maintenance ("IPM") services whereby RSC will locate equipment at a customer's facility and assume complete responsibility for the maintenance of such equipment. The IPM program allows the Company to eliminate operating expenses such as equipment transportation and delivery, and improve asset utilization rates resulting from the sole-source arrangement with the customer.

PRODUCTS

  The Company believes that it offers one of the most comprehensive and well-maintained rental equipment fleets in the industry. The Company sells parts, supplies and used rental equipment, and acts as a distributor for new equipment on behalf of certain national equipment manufacturers.

  Rental Equipment. The Company rents over 50 categories of equipment on a daily, weekly or monthly basis and occasionally for periods of up to one year. The Company's rental equipment fleet of over 40,000 units includes a broad selection of equipment ranging from small items such as pumps, generators, welders, electric hand tools and concrete finishing equipment; to larger equipment such as air compressors, dirt equipment, booms, aerial manlifts, forklifts, scissor lifts, skid-steer loaders and backhoes. Each of the Company's rental locations has access to a product mix tailored to satisfy the needs and preferences of the local customer base.

  Sales of Parts, Supplies and Equipment. In addition to rental equipment, most RSC locations carry a wide range of parts and supplies, including "convenience consumables" used in conjunction with the rental equipment, such as safety equipment, diamond saw blades and sandpaper. This sales activity allows the Company to attract and retain customers by offering the convenience of "one-stop shopping." In addition, RSC is a distributor for new equipment on behalf of certain national equipment manufacturers, including Black & Decker, Honda, Multiquip, Norton, Terramite and Wacker.

  The Company also routinely sells used rental equipment in order to maintain an economically competitive fleet and to adjust to fluctuations in the demand for specific rental products. The Company has developed a proprietary algorithm, the "CAPCOM" model, to determine the optimal timing for the sale and replacement of a piece of equipment given, among other things, original purchase price, maintenance expense, rental demand and prices in the used rental equipment market. In addition, the Company markets its used rental equipment via the Internet.

FLEET MANAGEMENT

  Using the Company's computer system, an employee at any location can locate a specific piece of equipment throughout the region and determine whether it is on rent (in which case the estimated date available is provided), in transit, in the service bay or ready for rent. Once identified, the equipment can be reserved for a customer through the system and scheduled for delivery (generally within 24 hours) to the job site or store location by the Company's radio-dispatched transportation fleet of trucks, trailers and independent carriers. The Company is able to further increase fleet utilization and moderate capital expenditures through its "use-it-or-lose-it" policy, whereby equipment is deployed to areas where it can provide the highest return. Through its information systems, the Company generates a monthly management report showing, for each region, every rental asset which had an unacceptable utilization rate for the most recent 90-day period. Region managers have 30 days to correct the problem or the asset may be redeployed to another region where demand exceeds supply, or sold, depending on the age of the asset. The Company's information systems also track each individual rental asset and automatically schedule preventative maintenance, frequently in advance of that suggested by the manufacturer.

INFORMATION SYSTEMS

  Each rental location is networked with a commonly configured hardware and software PC equipped with electronic links to all other RSC locations and the Company's central databases. The Company has developed a comprehensive set of management information databases covering financial performance, fleet utilization, sales and pricing. Company management can access these databases 24 hours-a-day at all locations via the Internet to analyze such items as: (i) price trends by store, region, salesperson, end-user, equipment category or customer; (ii) sales trends by store, customer, region or end-user; (iii) fleet utilization by individual asset or asset class; (iv) financial results; and (v) performance of selected acquisitions and start-up locations. In addition, all rental transactions are processed in real-time through a centralized IBM AS400 system located at corporate headquarters, which can be accessed by the employee at the point of sale to determine equipment availability. Local, regional and corporate management can access this information to monitor current business activity, including daily sales volume and fleet availability.

CUSTOMERS

  In 1996, the Company rented equipment to over 20,000 customers, with no one customer accounting for more than 3% of the Company's total revenues, and the top ten customers representing less than 8% of total revenues. The composition of RSC's customer base varies widely by location and is determined by several factors, including the business composition of the local economy. The Company's customer base consists of the following general categories: (i) industrial, including manufacturers, petrochemical facilities, large chemical processing companies, paper mills, entertainment companies and public utilities; (ii) construction, including contractors; and (iii) government and homeowners. For 1996, management estimates that industrial, construction and government/ homeowner customers accounted for approximately 45%, 45% and 10%, respectively, of the Company's total revenues. The Company believes the loss of any one customer would not have a material adverse effect on the Company's business.

SALES AND MARKETING

  The Company markets its products and services through a sales force consisting of both field-based commissioned and store-based salespeople. The field-based sales force calls regularly on contractors' job sites and industrial facilities with the objective of building strong business relationships and ensuring that such customers' rental needs are fulfilled. The Company's store-based sales force handles telephone inquiries and assists customers at each rental location to select the proper equipment to meet their rental needs.

  Through its national accounts program, the Company has begun to target large petrochemical, industrial and commercial customers in order to develop national relationships and increase awareness of its IPM program.

  The Company supplements its sales and marketing activities through participation in industry trade shows and conferences, direct mail and advertising in local industry publications and the yellow pages in the markets it serves. In addition, the Company has created a home page on the Internet describing the Company's products and services, geographic locations and used rental equipment for sale. RSC's home page can be found at "http://www.rentalservice.com."

COMPETITION

  The equipment rental industry is highly fragmented and competitive. The Company's competitors include: large national companies (such as Hertz Equipment Rental Corporation, Prime Service, Inc., U.S. Rentals and BET Plant Services U.S.A.); regional competitors which operate in one or two states; small, independent businesses with one or two rental locations; and equipment vendors and dealers who both sell and rent equipment directly to customers. Some of the Company's competitors have greater financial resources, are more geographically diverse and have greater name recognition than the Company. Existing or future competitors also may seek to compete with the Company for acquisition candidates which could have the effect of increasing the price for acquisitions or reducing the number of suitable acquisition candidates. In addition, such competitors may also compete with the Company for start-up locations, thereby limiting the number of attractive locations for expansion.

  The equipment rental business is highly service-oriented. The success of an individual rental operator is predicated on its customer handling and problem solving abilities; quality, condition and servicing of its equipment; and overall operation of its business. Other components of competition include location, availability of equipment (both depth and breadth) and price. The Company believes that it competes in the markets it serves primarily on the basis of responsive customer service and a broad selection of high-quality rental equipment. Relative to smaller companies with only one or two rental locations, the Company believes that national operators such as RSC benefit from several competitive advantages, including sophisticated management information systems, volume purchasing, professional management, the ability to transfer equipment among rental locations to satisfy customer demand, the ability to service national accounts and national brand identity. In addition, the Company believes that national operators are less sensitive to localized cyclical downturns and can justify significant investments in professional management and information systems.

GOVERNMENT AND ENVIRONMENTAL REGULATION

  The Company and its operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with its acquisitions and start-up locations, the Company usually obtains Phase I environmental assessment reports prepared by independent environmental consultants. A Phase I assessment consists of a site visit, historical record review, interviews and report, with the purpose of identifying potential environmental conditions associated with the subject real estate. There can be no assurance, however, that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of environmental liability upon the Company or expose the Company to third-party actions such as tort suits.

  The Company dispenses petroleum products from underground and above-ground storage tanks located at certain rental locations that it owns or leases. The Company maintains an environmental compliance program that includes the implementation of required technical and operational activities designed to minimize the potential for leaks and spills, maintenance of records and the regular testing and monitoring of tank systems for tightness. There can be no assurance, however, that these tank systems have been or will at all times remain free from leaks or that the use of these tanks has not or will not result in spills or other releases. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company does not believe that such removal and remediation will have a material adverse effect on the Company's operating results or financial position. The Company also uses hazardous materials such as solvents to clean and maintain its rental equipment fleet. In addition, the Company generates and disposes waste such as used motor oil, radiator fluid and solvents, and may be liable under various federal, state and local laws for environmental contamination at facilities where its waste is or has been disposed. The Company believes that it currently conducts its operations in material compliance with all applicable laws and regulations. Compliance by the Company with applicable environmental laws has not had a material adverse effect on the Company's financial condition or competitive position to date.

TRADE NAMES

  The Company currently does business under the name Rental Service Corporation(SM). The Company believes that this brand name identity enables it to more effectively target national accounts. In addition, in certain local markets the Company also selectively continues to use the name of an acquired business where there is strong local name recognition and customer loyalty.

EMPLOYEES

  At March 7, 1997, the Company employed 959 people. None of these employees is represented by a union or a collective bargaining agreement. The Company considers its labor relations to be good.

BUSINESS RISKS

   The following factors should be considered in addition to the other information contained in this report or incorporated herein by reference in evaluating the Company and its business.

  Risks Relating to Growth Strategy. A principal component of the Company's growth strategy is to continue to expand through additional acquisitions and start-up locations which complement the Company's business in new or existing markets. The Company's future growth will be dependent upon a number of factors including, among others, the Company's ability to identify acceptable acquisition candidates and suitable start-up locations, consummate acquisitions and obtain sites for start-up locations on favorable terms, promptly and successfully integrate acquired businesses and start-up locations with the Company's existing operations, expand its customer base and obtain financing to support expansion. There can be no assurance that the Company will successfully expand or that any expansion will result in profitability. The failure to effectively identify, evaluate and integrate acquired businesses and start-up locations could adversely affect the Company's operating results, possibly causing adverse effects on the market price of the Common Stock. In addition, the results achieved to date by the Company may not be indicative of its prospects or ability to penetrate new markets, many of which may have different competitive conditions and demographic characteristics than the Company's current markets.

  In connection with prospective acquisitions and start-up locations, the Company anticipates experiencing growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. The Company believes this growth will increase the operating complexity of the Company and the level of responsibility for both existing and new management personnel. To manage this expected growth, the Company intends to invest further in its operating and financial systems and to continue to expand, train and manage its employee base. There can be no assurance that the Company will be able to attract and retain qualified management and employees or that the Company's current operating and financial systems and controls will be adequate as the Company grows or that any steps taken to improve such systems and controls will be sufficient.

  Competition. The equipment rental industry is highly fragmented and competitive. The Company's competitors include: large national companies (such as Hertz Equipment Rental Corporation, Prime Service, Inc., U.S. Rentals and BET Plant Services U.S.A.); regional competitors which operate in one or two states; small, independent businesses with one or two rental locations; and equipment vendors and dealers who both sell and rent equipment directly to customers. Some of the Company's competitors have greater financial resources, are more geographically diverse and have greater name recognition than the Company. There can be no assurance that the Company will not encounter increased competition from existing competitors or new market entrants that may be significantly larger and have greater financial and marketing resources. In addition, to the extent existing or future competitors seek to gain or retain market share by reducing prices, the Company may be required to lower its prices, thereby impacting operating results. Existing or future competitors also may seek to compete with the Company for acquisition candidates which could have the effect of increasing the price for acquisitions or reducing the number of suitable acquisition candidates. In addition, such competitors may also compete with the Company for start-up locations, thereby limiting the number of attractive locations for expansion.

  General Economic Conditions. The Company believes that the equipment rental industry is sensitive to economic and competitive conditions, including national, regional and local slowdowns in construction, industrial and/or petrochemical activity. While RSC operates in nine states, the Company's operating results may be adversely affected by events or conditions in a particular region, such as regional economic slowdowns, adverse weather and other factors. In addition, the Company's operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments by the Company under its variable rate credit facilities. There can be no assurance that economic slowdowns or adverse economic or competitive conditions will not have a material adverse effect on the Company's operating results and financial condition.

  Seasonality and Quarterly Fluctuations. Historically, the Company's revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in the Company's markets; the timing of acquisitions and start-up locations and related costs; the effectiveness of integrating acquired businesses and start-up locations; the timing of fleet expansion capital expenditures; the realization of targeted equipment utilization rates; seasonal rental patterns of the Company's customers; and price changes in response to competitive factors. The

Company incurs various costs in establishing or integrating newly acquired locations or start-ups, and the profitability of a new location is generally expected to be lower in the initial period of its operation than in subsequent periods. These factors, among others, make it likely that in some future quarter the Company's results of operations may be below the expectations of securities analysts and investors, which could have a material adverse effect on the market price of the Common Stock. In addition, operating results historically have been seasonally lower during the first and fourth fiscal quarters than during the other quarters of the fiscal year.

  Government and Environmental Regulation. The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of environmental liability upon the Company or expose the Company to third-party actions such as tort suits. In addition, the Company dispenses petroleum products from underground and above-ground storage tanks located at certain rental locations that it owns or leases. The Company maintains an environmental compliance program that includes the implementation of required technical and operational activities designed to minimize the potential for leaks and spills, maintenance of records and the regular testing and monitoring of tank systems for tightness. There can be no assurance, however, that these tank systems have been or will at all times remain free from leaks or that the use of these tanks has not or will not result in spills or other releases. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company also uses hazardous materials such as solvents to clean and maintain its rental equipment fleet. In addition, the Company generates and disposes waste such as used motor oil, radiator fluid and solvents, and may be liable under various federal, state and local laws for environmental contamination at facilities where its waste is or has been disposed.

  Dependence on Additional Capital for Future Growth. Expansion of the Company through acquisitions, start-up locations and internal growth will require significant capital expenditures. The Company must continue to reinvest in ongoing capital expenditures to maintain the age and condition of its rental equipment fleet in order to remain competitive and provide its customers with high-quality equipment. The Company historically has financed capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings and internally generated cash flow. To implement its growth strategy and meet its capital needs, the Company may in the future issue additional equity securities (which could result in dilution to existing stockholders) or may incur additional indebtedness. Such additional indebtedness would increase RSC's leverage, may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. Failure by the Company to obtain sufficient additional capital in the future could have a material adverse effect on the Company's operating results and financial condition.

  Liability and Insurance. The Company's business exposes it to possible claims for personal injury or death resulting from the use of equipment rented or sold by the Company and from injuries caused in motor vehicle accidents in which Company delivery and service personnel are involved. The Company carries comprehensive insurance subject to a deductible. There can be no assurance that existing or future claims will not exceed the level of the Company's insurance, or that such insurance will continue to be available on economically reasonable terms, if at all. In addition, certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, are generally not covered by the Company's insurance.

  Forward-Looking Statements and Associated Risks. Forward-looking statements in this report, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, the integration of acquisitions and start-up locations into the Company's existing operations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described elsewhere in this "Business Risks" discussion and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

ITEM 2.   PROPERTIES

  At December 31, 1996, the Company operated 94 rental locations in the following nine states: Alabama (11), Arkansas (6), Florida (17), Georgia (16), Louisiana (5), Mississippi (11), South Carolina (4), Tennessee (5) and Texas
(19).

  The following table shows the increase in number of RSC locations since the Company's formation in 1992:


                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                        1992 (1)   1993    1994   1995    1996
                                        --------   -----   ----   -----   ----
Beginning locations..................     --        11      21     25      50
 Locations acquired..................     11        11       1     26      25
 Locations opened....................     --        --       3     10      19
 Locations closed or sold(2).........     --        (1)     --     (2)     --
 Ending locations held for sale(2)...     --        --      --     (9)     --
                                        -------    ----    ----   ----    ----
Ending locations.....................     11        21      25     50      94
                                        =======    ====    ====   ====    ====

__________
(1) 1992 information reflects the period from July 17, 1992 (inception) through December 31, 1992.

(2) In connection with the acquisition of Acme Holdings Inc. ("Holdings") on September 12, 1995, the Company decided to sell, close or dispose of Holdings' California rental locations. During 1996, the Company sold or closed all such locations, which were previously included in "assets held for sale" in the Company's Consolidated Financial Statements.

  The Company's rental locations are generally situated in industrial, commercial or mixed-use zones. The buildings range from approximately 1,500 to 15,000 square feet, consisting of a customer showroom, an equipment service area and storage facilities, and are located on parcels of one to four acres of land. Five of the Company's rental locations are owned, with the remaining locations subject to leases with terms expiring from 1997 to 2005, most with options to extend. In a number of instances, the Company's rental locations are leased from the former owners of businesses acquired by the Company.

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  RSC's Common Stock is quoted on the Nasdaq National Market under the symbol "RSVC." Prior to the Company's initial public offering on September 18, 1996, there had been no public trading market for the Company's Common Stock. The following table sets forth for each period indicated, the high and low last reported sales prices for the Company's Common Stock as reported on the Nasdaq National Market.

                                                      Price
                                                -----------------
                                                 HIGH        LOW
                                                ------     ------
FISCAL YEAR-ENDED DECEMBER 31, 1996

    Third quarter...............................23 1/4     21 1/2

    Fourth quarter..............................28 1/2     20 3/8


  As of March 7, 1997, there were approximately 31 holders of record of the Company's Common Stock. Based on the broker searches conducted for the annual meeting of stockholders, the Company believes that the number of beneficial owners approximates 2,500, because a large portion of the Common Stock is held of record in "street name" for the benefit of individual investors. The Company has not paid any cash dividends on its Common Stock since its formation, and does not currently intend to pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for the operation and expansion of its business and for general corporate purposes. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, results of operations, level of indebtedness, capital requirements, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as the Board of Directors may deem relevant. The Company is effectively restricted by the terms of its revolving credit facility ("Revolver") from paying cash dividends on its Common Stock, and may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of cash dividends on Common Stock. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA

       SUMMARY CONSOLIDATED FINANCIAL INFORMATION AND OPERATING DATA (1) (IN THOUSANDS, EXCEPT SELECTED OPERATING DATA AND PER SHARE AMOUNTS)

                                                             YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                          7/17/92
                                        (INCEPTION)
                                          THROUGH
                                          12/31/92       1993         1994        1995         1996
                                        ----------     ---------     -------    --------     --------
STATEMENT OF OPERATIONS DATA:
Revenues:
 Equipment rentals.......................  $ 2,145     $  17,238     $27,775    $ 47,170     $ 94,218
 Sales of parts, supplies and equipment..    2,042         8,394      14,040      18,747       34,136
                                           -------     ---------     -------    --------     --------
Total revenues...........................    4,187        25,632      41,815      65,917      128,354
Cost of revenues:
 Cost of equipment rentals, excluding
  equipment rental depreciation..........    1,153        11,405      16,284      27,854       55,202
 Depreciation, equipment rentals.........      245         2,161       4,020       7,691       17,840
 Cost of sales of parts, supplies and
  equipment..............................    1,898         5,959      10,298      12,617       24,070
                                           -------     ---------     -------    --------     --------
Total cost of revenues...................    3,296        19,525      30,602      48,162       97,112
                                           -------     ---------     -------    --------     --------
Gross profit.............................      891         6,107      11,213      17,755       31,242
Selling, general and administrative
 expense.................................      341         2,683       4,747       6,421       12,254
Depreciation and amortization,
 excluding equipment rental
 depreciation............................       11           211         504       1,186        2,835
Amortization of intangibles(2)...........      321         2,635       2,078         718        2,379
                                           -------     ---------     -------    --------     --------
Operating income.........................      218           578       3,884       9,430       13,774
Interest expense, net....................       77           407         731       3,314        7,063
                                           -------     ---------     -------    --------     --------
Income before income taxes and
 extraordinary items.....................      141           171       3,153       6,116        6,711
Provision for income taxes...............       81           465       1,177       2,401        2,722
                                           -------     ---------     -------    --------     --------
Income (loss) before extraordinary
 items...................................       60          (294)      1,976       3,715        3,989
Extraordinary items(3)...................       --            --          --         478        1,269
                                           -------     ---------     -------    --------     --------
Net income (loss)........................       60          (294)      1,976       3,237        2,720
Redeemable preferred stock accretion.....      133         1,013       1,646       1,717        1,643
                                           -------     ---------     -------    --------     --------
Net income (loss) available to common
 stockholders............................  $   (73)    $  (1,307)    $   330    $  1,520     $  1,077
                                           =======     =========     =======    ========     ========
Income (loss) before extraordinary
 items per common share:.................  $  (.01)    $    (.23)    $   .06    $    .39
Extraordinary items per common share.....       --            --          --        (.09)        (.18)
                                           -------     ---------     -------    --------     --------
Net income (loss) per common share.......    $(.01)        $(.23)       $.06        $.30         $.15
                                           =======     =========     =======    ========     ========
Weighted average common shares(4)........    5,590         5,632       5,428       5,088        7,218

                                                                  DECEMBER 31,
                                           ----------------------------------------------------------
                                             1992        1993         1994        1995         1996
                                           -------     ---------     -------    --------     --------

SELECTED OPERATING DATA:
Number of locations......................       11            21          25          50           94

BALANCE SHEET DATA:
Net book value of rental equipment......   $ 8,591     $  16,223     $24,138    $ 52,818     $116,921
Total assets.............................   18,360        35,877      48,098     137,832      218,933
Total debt (including capital leases)....    5,024         4,411      12,752      68,555       68,594
Redeemable Preferred Stock (net of
 treasury stock).........................   10,144        25,956      26,684      28,401           --
Common Stockholders' equity (deficit)....       24        (1,281)     (1,474)         46       95,072


(1) Acquisitions are reflected from the date of acquisition in the historical operating results of the Company and the assets and liabilities relating to acquisitions are included in the balance sheets of the Company since that time.

(2) 1993 data includes $781,000 for the write-off of costs in excess of net assets acquired.

(3) The Company's 1996 extraordinary item represents the loss on extinguishment of debt related to the implementation of the amendment to the Company's Revolver in September 1996 and the repayment of the note payable to bank ("Bank Note") and repurchase of the related warrants in September 1996. The Company's 1995 extraordinary item represents the loss on extinguishment of debt related to the $30.0 million revolving credit facility paid off on September 12, 1995.

(4) See Note 1 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Since its formation in 1992, the Company has acquired 22 businesses comprised of 74 locations and has opened 32 start-up locations through December 31, 1996. The Company has also focused on increasing revenues and profitability across its locations through investments in fleet expansion, the implementation of information systems designed to improve asset utilization and targeted marketing efforts. As a result, the Company's total revenues have increased from $41.8 million in the year ended December 31, 1994 to $128.4 million in the year ended December 31, 1996. During the same period, the Company's operating margin has increased from 9.3% to 10.7%.

  The Company has historically financed its acquisitions, start-up locations and capital expenditures primarily through the issuance of equity securities, internally generated cash flow and bank borrowings. Such financings have increased the Company's interest expense and resulted in the accretion of dividends on the Company's Redeemable Preferred Stock (prior to its redemption in September 1996). Because all of the acquisitions have been accounted for under the purchase method of accounting, such acquisitions have increased the Company's goodwill and other intangibles (including covenants not to compete). During the initial phase of an acquisition or start-up location, the Company typically incurs expenses related to completing acquisitions and opening start-up locations, training employees, installing or converting information systems, facility set-up and marketing expenses. As a result, the profitability of a new location is generally expected to be lower in the initial period of its operation than in subsequent periods. Integration of acquisitions is generally completed within the first six months, while the Company generally expects start-up locations to achieve normalized profitability after one year. The Company anticipates that as it continues to implement its growth strategy, new locations will continue to impact the Company's margins until such locations achieve normalized profitability.

  The Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. Any such transactions are typically subject to numerous conditions, including due diligence investigation, environmental review and negotiation of a definitive purchase agreement. In evaluating acquisition targets, the Company considers, among other things, its competitive market position, management team, growth position and the demographic characteristics of the target market. At any time, the Company may have one or more offers outstanding and may have executed letters of intent or binding acquisition agreements. There can be no assurance, however, that such letters of intent or discussions will result in any particular transaction being consummated.

  In connection with the acquisition of Holdings on September 12, 1995, the Company decided to sell, close or dispose of the Holdings' 11 rental locations in California, as they did not meet the Company's financial performance criteria. During 1996, the Company sold or closed all such locations, which were previously included in "assets held for sale" in the Company's Consolidated Financial Statements.

  The Company continually reinvests in ongoing capital expenditures in order to acquire and maintain a competitive, high quality rental equipment fleet. For the years ended December 31, 1994, 1995 and 1996, the Company's capital expenditures aggregated $17.0 million, $23.6 million and $86.8 million, respectively. The Company depreciates rental equipment over periods ranging from three to seven years, which has resulted in equipment rental depreciation of $4.0 million, $7.7 million and $17.8 million for the years ended December 31, 1994, 1995 and 1996, respectively. Depreciation related to new rental equipment periodically contributes to short-term margin pressure, since new rental equipment does not immediately generate revenues at historical equipment utilization rates.

  On September 18, 1996, the Company completed an initial public offering of 6,325,000 shares of its common stock. Of the 6,325,000 shares sold, the Company sold 6,027,813, with the remainder offered by certain selling stockholders. Proceeds to the Company, net of underwriting discounts, were $89.7 million. The Company utilized these proceeds to redeem all outstanding shares of its preferred stock, repay the Bank Note and repurchase the related warrants, and reduce its outstanding obligations under the Revolver.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues. Total revenues for the year ended December 31, 1996 increased 94.7% to $128.4 million compared to $65.9 million for the year ended December 31, 1995. This increase was primarily due to the full period impact of the acquisition of Holdings (consisting of 11 locations), the full period impact of ten start-up locations opened in 1995 and the inclusion of revenues from eleven acquired businesses (consisting of 25 locations) and the opening of 19 start-up locations during 1996. Equipment rental revenues increased 99.7% to $94.2 million for the year ended December 31, 1996 from $47.2 million in the same period in 1995 due to a larger rental fleet as a result of acquisitions, the partial year impact of $86.8 million in capital expenditures in 1996 and the full year impact of 1995 capital expenditures of $23.6 million. Sales of parts, supplies and equipment increased 82.1% to $34.1 million for the year ended December 31, 1996 from $18.7 million for the year ended December 31, 1995 due primarily to the increased number of rental locations selling these items.

  Gross Profit. Gross profit for the year ended December 31, 1996 increased to $31.2 million, or 24.3% of total revenues, from $17.8 million, or 26.9% of total revenues, for the year ended December 31, 1995. Gross margins on equipment rentals decreased to 22.5% of equipment rental revenues from 24.6% for the year ended December 31, 1995 primarily due to the impact of 44 location additions during the period. These new locations were comprised of 25 acquired locations and 19 start-ups, and operated for an average of seven months during the period. Start-ups and acquisitions generally incur start-up and integration expenses during their first six months of operation resulting in lower rental gross profit margins. Gross margin on sales of parts, supplies and equipment decreased to 29.5% of sales from 32.7% in 1995, due primarily to a change in the product mix of parts, supplies and equipment sales.

  Selling, General and Administrative Expense. Selling, general and administrative expense increased to $12.3 million, or 9.5% of total revenues, for the year ended December 31, 1996, compared to $6.4 million, or 9.7% of total revenues, for the year ended December 31, 1995. This increase is attributable primarily to the increase in the number of locations from 1995.

  Depreciation and Amortization, excluding equipment rental depreciation. Depreciation and amortization, excluding equipment rental depreciation, for the year ended December 31, 1996 was $2.8 million, or 2.2% of total revenues, compared to $1.2 million, or 1.8% of total revenues, for the same period in 1995. This increase is primarily attributable to the larger fleet of service and delivery vehicles in 1996 versus 1995, as well as to capital expenditures on rental locations in order to standardize their appearance.

  Amortization of Intangibles. Amortization of intangibles for the year ended December 31, 1996 was $2.4 million, or 1.9% of total revenues, compared to $718,000, or 1.1% of total revenues, for the same period in 1995. This increase is due to the full year impact of additional goodwill and covenants not-to-compete associated with 1995 acquisitions, the partial year impact of additional goodwill and covenants not-to-compete associated with 1996 acquisitions and amortization of the capitalized costs associated with the Revolver entered into in September 1995, amended in January 1996 and amended and restated in September 1996.

  Interest Expense, net. Interest expense, net, for the year ended December 31, 1996 was $7.1 million, compared to $3.3 million for the year ended December 31, 1995. This increase was the result of the Company's increased average debt outstanding for the year ended December 31, 1996 compared to the same period in 1995, as well as amortization of mandatory increases in the prepayment price of the Bank Note. The increased debt resulted from start-up locations, acquisitions and capital expenditures financed under the Company's Revolver. In September 1996, the Company utilized proceeds from its initial public offering of $13 million to repay the Bank Note and $37.7 million to reduce its indebtedness under the Revolver. Prior to the initial public offering, the amounts outstanding under the Bank Note and the Revolver were at higher levels, thereby increasing the Company's outstanding debt.

  Provision for Income Taxes. Provision for income taxes was $2.7 million for the year ended December 31, 1996, compared to $2.4 million for the same period in 1995. The Company's effective tax rate was 40.6% for 1996, as compared to 39.3% for 1995. The Company's effective tax rate for the fourth quarter of 1996 increased to 42.0% as a result of increased levels of non-deductible items. This higher tax rate is expected to continue in future periods.

  Extraordinary Items. In connection with the implementation of the amended Revolver in September 1996, the Company wrote off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $2,453,000, which has been classified as an extraordinary item, net of income taxes of $964,000. Additionally, in

September 1996, the Company repaid the Bank Note and repurchased the related warrants for $13 million, resulting in a gain on extinguishment of debt of $362,000, which has been classified as an extraordinary item, net of income taxes of $142,000. In 1995, the Company paid off the borrowings under the 1993 revolving credit agreement upon entering into the Revolver, resulting in a loss on extinguishment of such debt of $783,000 which has been classified as an extraordinary item, net of income taxes of $305,000.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Revenues. Total revenues for the year ended December 31, 1995 increased 57.6% to $65.9 million compared to $41.8 million for the year ended December 31, 1994. This increase was primarily due to the inclusion of revenues from acquisitions of five businesses and the opening of ten start-up locations in 1995. Equipment rental revenues increased 69.8% to $47.2 million for the year ended December 31, 1995 from $27.8 million in the same period in 1994. The acquisition of Holdings accounted for $10.2 million or 52.6% of the increase in equipment rental revenues. In addition, rental revenues increased due to a larger rental fleet as a result of acquisitions, the partial year impact of approximately $23.6 million of capital expenditures in 1995 and the full year impact of 1994 capital expenditures of $17.0 million. Sales of parts, supplies and equipment increased 33.5% to $18.7 million for the year ended December 31, 1995 from $14.0 million for the year ended December 31, 1994. The increase was primarily due to an increase in the number of rental locations selling these items. The acquisition of Holdings accounted for $1.7 million, or approximately 36.2%, of the increase.

  Gross Profit. Gross profit for the year ended December 31, 1995 increased to $17.8 million or 26.9% of total revenues from $11.2 million, or 26.8% of total revenues, for the year ended December 31, 1994. Gross margin on equipment rentals decreased to 24.6% of rental revenues from 26.9% for the year ended December 31, 1994 due primarily to an increase in rental depreciation expense as a percentage of rental revenues from 14.5% to 16.3% as a result of $23.6 million in capital expenditures in 1995, and a higher number of acquisitions and start-ups in 1995, with correspondingly higher start-up and acquisition expenses. In addition, gross margin was negatively impacted by a decrease in the utilization rate to 77% from 79% for the year ended December 31, 1994 resulting primarily from the acquisition of Holdings, which had a lower utilization rate than the Company, and the opening of start-up locations in the second half 1995. Gross margin on sales of parts, supplies and equipment increased to 32.7% of sales in 1995 from 26.7% in 1994 due to a favorable product mix among parts, supplies and equipment sales.

  Selling, General and Administrative Expense. Selling, general and administrative expense increased to $6.4 million, or 9.7% of total revenues for the year ended December 31, 1995, compared to $4.7 million or 11.4% of total revenues, for the year ended December 31, 1994. The increase of $1.7 million was attributable to infrastructure costs associated with start-ups and acquisitions.

  Depreciation and amortization, excluding equipment rental depreciation. Depreciation and amortization, excluding equipment rental depreciation, for the year ended December 31, 1995 was $1.2 million, or 1.8% of total revenues, compared to $504,000, or 1.2% of total revenues, for the same period in 1994. The increase of $682,000 was attributable to a larger fleet of vehicles associated with start-up locations and continued replacement of older delivery vehicles.

  Amortization of intangibles. Amortization of intangibles expense for the year ended December 31, 1995 was $718,000 compared to $2.1 million for the same period in 1994. The decrease of $1.4 million was caused by the completion in 1994 of the amortization of covenants not-to-compete associated with 1993 acquisitions.

  Interest Expense, net. Interest expense, net, for the year ended December 31, 1995 was $3.3 million, compared to $731,000 for the year ended December 31, 1994. The increase was attributable primarily to increased average debt outstanding, as well as amortization of mandatory increases in the prepayment price of the Bank Note. During the year, total debt increased from $12.8 million to $68.6 million. The increase in debt resulted from acquisitions, capital expenditures and start-up locations financed under the Company's revolving credit facility.

  Provision for Income Taxes. Provision for income taxes was $2.4 million for fiscal 1995, as compared to $1.2 million for 1994. The Company's effective tax rate was 39.3% for 1995, as compared to 37.3% for 1994.

  Extraordinary Item. In 1995, the Company paid off the borrowings under the 1993 revolving credit agreement upon entering into the Revolver, resulting in a loss on extinguishment of such debt of $783,000 which has been classified as an extraordinary item, net of income taxes of $305,000.

LIQUIDITY AND CAPITAL RESOURCES

  In September 1996, the Company received proceeds of $89.7 million, net of underwriting discounts, from the sale of 6,027,813 shares of common stock in an initial public offering. Through the application of these proceeds, the Company has improved its liquidity and capital resources through the repurchase of a portion of its secured debt, as well as the related interest and debt obligations, and the redemption of its preferred stock. Specifically, the Company used these proceeds as follows: (i) to redeem all of the outstanding shares of its redeemable preferred stock for $37.9 million; (ii) to repay the Bank Note and repurchase the related warrants, which entitled the bank to purchase 87,120 shares of the Company's Common Stock, for $13 million; and (iii) to reduce indebtedness under its Revolver through repayments of $37.7 million.

  The Company's primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. The Company historically has financed its capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings and net cash provided by operating activities. The Company had cash and cash equivalents of $1.5 million at December 31, 1996 and 1995.

  During the year ended December 31, 1996, the Company's operating activities provided net cash flow of $23.5 million, as compared to $12.5 million for the prior year. The principal causes for the variation in cash flow between the periods were increased depreciation and amortization and higher average accounts payable.

  Net cash used in investing activities was $84.7 million for the year ended December 31, 1996, as compared to $61.6 million for the prior year. The increase was primarily attributable to a higher combined level of capital expenditures and acquisitions. Acquisition spending totaled $27.3 million and $42.1 million in the years ended December 31, 1996 and 1995, respectively. In addition, the Company had capital expenditures of $86.8 million and $23.6 million in the years ended December 31, 1996 and 1995, respectively. Capital expenditures were primarily for purchases of rental equipment. Net cash provided by operating activities excluded proceeds from the sale of equipment, which were $12.7 million for the year ended December 31, 1996, compared to $4.1 million for the prior year. This increase was primarily the result of a larger fleet resulting from acquisitions and fleet investments made for start-up locations. In 1996, net cash provided by operating activities excluded proceeds from assets held for sale of $16.7 million.

  Net cash provided by financing activities was $61.3 million for the year ended December 31, 1996, as compared to $49.8 million for the prior year. The net cash provided by financing activities was primarily due to issuances of capital stock, specifically from the Company's initial public offering, and borrowings under the Revolver.

  The Company's principal source of liquidity is the Revolver, which consists of a revolving line of credit and availability of letters of credit, which combined could not exceed $125.0 million. The Revolver also contains provisions to annually adjust the prime and eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios. The total amount of credit available under the Revolver was limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable and (ii) 75% of the value (at the lower of net book value or market) of eligible rental equipment. The Revolver was to expire on September 24, 2001. The obligation of the lender to make initial loans or issue letters of credit under the Revolver is subject to certain customary conditions. In addition, the Revolver has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditure investment and minimum EBITDA levels. The Revolver also contains covenants and provisions that restrict, among other things, the Company's subsidiaries' ability to: (i) incur additional indebtedness; (ii) incur liens on its property;
(iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends to RSC.

  Borrowings under the Revolver are secured by all of the real and personal property of the Company's subsidiaries and a pledge of the capital stock and intercompany debt of the Company's subsidiaries. RSC is a guarantor of the obligations of its subsidiaries under the Revolver, and has granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure such guaranty. The Revolver also restricts the Company from declaring or paying dividends on its Common Stock. In addition, the Company's subsidiaries are guarantors of the obligations of the other subsidiaries under the Revolver. The Revolver includes a $2 million letter of credit facility, with a fee equal to 2.75% of the face amount of letters of credit payable to the lenders and other customary fees payable to the issuer of the letter of credit. A commitment fee equal to 0.5% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears. As of December 31, 1996, the Company was in compliance with all covenants of the Revolver, and substantially all of the Company's net consolidated assets were restricted under the terms of the Revolver.

  On January 31, 1997, the Company amended the Revolver to, among other things, increase the availability to $200.0 million, increase the advance rates on eligible rental equipment to 100%, decrease the interest rate margins by 0.50% and extend the maturity date to January 31, 2002. In addition, the amended Revolver modifies certain covenants, including the restrictions on investments, capital expenditures and acquisitions. Specifically, the amended Revolver increased the allowed investments and capital expenditures to $90.0 million in 1997, $105.0 million in 1998 and 1999, $115.0 million in 2000 and $105.0 million in 2001 (plus amounts reinvested from asset sales). In connection with the implementation of the amended Revolver, the Company anticipates recording an extraordinary loss on extinguishment of debt of $920,000, net of income taxes of $386,000, in the first quarter of 1997 associated with the write-off of unamortized debt issuance costs.

  At March 7, 1997, the principal amount outstanding under the Revolver was $86.6 million, the interest rate on such borrowings was 7.6%, and an additional $72.2 million was available to the Company under the Revolver.

  As part of its growth strategy, the Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. The Company is currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more letters of intent or acquisition agreements. Since December 31, 1996, the Company has completed three acquisitions of rental equipment businesses with an aggregate of four locations in Arkansas, Georgia and Texas. The Company's liquidity and capital resources have been and will continue to be significantly impacted by the Company's growth strategy and by the need to offer customers a modern and well-maintained rental equipment fleet. The Company must be able to open start-up locations and make the capital expenditures necessary to acquire and maintain its rental fleet.

   The Company believes that cash flow from operations, together with availability under the amended Revolver and vendor financing in appropriate cases, will be sufficient to support its operations and capital liquidity requirements for the next 12 months. However, if significant acquisition opportunities arise, the Company may need to seek additional capital to complete them. Such acquisitions could be financed through incurrence of additional indebtedness or issuance of common or preferred stock (which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If such financing were not available, the Company's growth strategy could be hampered and its cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. Further, additional indebtedness would increase RSC's leverage and may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

REDEEMABLE PREFERRED STOCK AND ACCRETION

  Since July 1992, the Company had issued a total of 319,805 shares of its Redeemable Preferred Stock at a price of $100 per share. The Redeemable Preferred Stock accrued dividends at the rate of 6% per annum, compounded quarterly. The dividends accrued were $1.6 million, $1.7 million and $1.6 million for the years ended December 31, 1994, 1995 and 1996, respectively. In September 1996, the Company utilized $37.9 million of the proceeds from its initial public offering to redeem all outstanding shares of its Redeemable Preferred Stock.

ENVIRONMENTAL

  The Company and its operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company has accrued $763,000 at December 31, 1996, related to the removal of underground tanks and remediation expenses. The Company believes that the impact of the cost of such remediation on cash flows will not be material since the Revolver and cash flows from operations provide sufficient availability to pay these costs.

ASSETS HELD FOR SALE

  In connection with the acquisition of Holdings, the Company decided to sell, close or dispose of Holdings' rental locations in California, as they did not meet the Company's financial performance criteria and were not part of the Company's strategic plans. The assets related to those rental locations, consisting primarily of rental equipment and accounts receivable, were classified as assets held for sale in the Company's Consolidated Financial Statements at December 31, 1995. The Company accrued the expected cash outflows from operations of the rental locations through the expected date of disposal as part of the allocation of the purchase price. The initial accrual of $2,492,000 included $1,404,000 of allocated interest expense. The pre-tax income during the period from September 12, 1995 through December 31, 1995 was $508,000, which included allocated interest expense of $422,000 and a gain on disposal of assets of $649,000, and was credited to the accrual. The pre-tax loss during the year ended December 31, 1996 was $3,380,000, which included allocated interest expense of $751,000 and a gain on disposal of assets of $513,000, and was charged to the accrual. In 1996, the Company revised its estimates of the operating cash outflows expected to be incurred as part of the disposal of the California locations and accrued an additional $1,292,000, which was recorded as an adjustment to goodwill. During 1996, the Company sold or closed all of the California locations, and has a remaining balance in the accrual of $912,000 at December 31, 1996.

COMMITMENTS TO PURCHASE EQUIPMENT

   At December 31, 1996, the Company was obligated, under noncanellable purchase commitments, to purchase $28.1 million of rental equipment. Such purchases are expected to be financed with cash flows from operations and through borrowings under the Revolver.

INCOME TAXES

  At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14.1 million that expire in years 2005 through 2011. In addition, the Company had combined state net operating loss carryforwards of approximately $11.3 million that expire in years 1997 through 2011. Approximately $8.5 million of the federal carryforwards and $1.1 million of the state carryforwards are attributable to the Company's September 12, 1995 acquisition of Holdings. For financial reporting purposes a valuation allowance of $4.0 million has been recognized to offset the deferred tax assets related to those carryforwards. These separate Company net operating loss carryforwards are subject to restrictions in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, and the ultimate utilization of the net operating losses is further limited based on the profitability of certain subsidiaries of Holdings.

  The Company also has alternative minimum tax credit carryovers of approximately $1.4 million for federal and $165,000 for state of California income tax purposes which are available to offset future regular income tax that is in excess of the alternative minimum tax in such year. $589,000 of the federal and all of the state alternative minimum tax credit carryovers resulted from the Company's September 12, 1995 acquisition of Holdings. For financial reporting purposes a valuation allowance of $754,000 has been recognized to offset the deferred tax assets related to all alternative minimum tax credit carryovers. Limitations similar to those restricting the use of the net operating losses also restrict the use of the credit carryovers.

  The valuation allowance decreased $3.1 million in 1996. This decrease is principally due to a $9.5 million decrease in the estimated net operating loss that is not expected to be realized from the Company's discontinued California operations.

  Any tax benefit resulting from the utilization of the net operating loss carryforwards or the tax credit carryovers obtained in the acquisition of Holdings will be accounted for as a reduction of the purchase price in the periods they are realized.

INFLATION AND GENERAL ECONOMIC CONDITIONS

  Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its results of operations. The Company's operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors. In addition, the Company's operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments by the Company under its variable rate credit facilities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item shall be included in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The response to this item shall be included in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item shall be included in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item shall be included in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      (1)    CONSOLIDATED FINANCIAL STATEMENTS

                  Report of Independent Auditors......................  F-1

                  Consolidated Balance Sheets -
                    December 31, 1995 and 1996......................... F-2

                  Consolidated Statements of Operations -
                    Years ended December 31, 1994, 1995 and 1996....... F-3

                  Consolidated Statements of Redeemable Preferred
                    Stock and Common Stockholders' Equity (Deficit) -
                    Years ended December 31, 1994, 1995 and 1996....... F-4

                  Consolidated Statements of Cash Flows -
                    Years ended December 31, 1994, 1995 and 1996....... F-5

                  Notes to Consolidated Financial Statements........... F-6

         (2)    FINANCIAL STATEMENT SCHEDULES

                  Report of Independent Auditors on Financial
                   Statement Schedules................................. S-1

                  Schedule I - Condensed Financial Information
                  of Registrant........................................ S-2

                  Schedule II - Valuation and Qualifying Accounts...... S-6

                  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated
                  Financial Statements or Notes thereto.

         (3)    INFORMATION WITH RESPECT TO THIS ITEM IS CONTAINED IN
                ITEM 14(c) HEREOF AND IS INCORPORATED HEREIN BY REFERENCE.

(b)             REPORTS ON FORM 8-K

                None.

(c)             EXHIBITS


EXHIBIT NUMBER                          DESCRIPTION
--------------     -------------------------------------------------------------
     *3.1          Amended and Restated Certificate of Incorporation of the
                   Company.
      3.2          Form of Amended and Restated Bylaws of the Company.
    *10.1          Credit Agreement among Acme Alabama, Inc., Acme Dixie Inc.,
                   Acme Duval Inc., Acme Rents, Inc., The Air & Pump Company
                   and Walker Jones Equipment, Inc., as Borrowers, Acme
                   Acquisition Corp. and Acme Holdings Inc., as Parent
                   Guarantors, each of the financial institutions initially a signatory thereto, together with those assignees pursuant to
                   Section 12.8 thereof, as Lenders, Bankers Trust Company, as
                   Issuing Bank, and BT Commercial Corporation, as Agent, dated as of September 12, 1995.
    *10.2          First Amendment to Credit Agreement dated as of September 26,
                   1995.
    *10.3          Second Amendment and Consent to Credit Agreement dated as of
                   December 21, 1995.
    *10.4          Stock Purchase Agreement dated as of July 25, 1995, between
                   Acme Acquisition Holdings Corp. and Martin R. Reid.

EXHIBIT NUMBER                          DESCRIPTION
--------------     -------------------------------------------------------------
    *10.5          Stock Purchase and Severance Agreement dated as of July 25,
                   1995, between Acme Acquisition Holdings Corp. and Douglas
                   A. Waugaman.
    *10.6          Stock Purchase and Severance Agreement dated as of October 4,
                   1995 between Rental Service Corporation and Douglas A.
                   Waugaman.
    *10.7          Corporate Development and Administrative Services Agreement
                   dated as of July 17, 1992 between Brentwood Buyout Partners,
                   L.P., a Delaware limited partnership, and Acme Acquisition
                   Corp.
    *10.8          Amendment to Corporate Development and Administrative
                   Services Agreement effective October 31, 1993.
    *10.9          Preferred Stock and Common Stock Purchase Agreement dated
                   as of January 4, 1996 by and between Nassau Capital Partners
                   L.P. and NAS Partners I L.L.C., and Rental Service
                   Corporation.
    *10.10         Letter Agreement dated June 7, 1996 between Nassau Capital
                   Partners L.P. and NAS Partners I L.L.C., and Rental Service
                   Corporation.
    *10.11         Stockholders' Agreement dated as of January 4, 1996 by and among the parties listed on the signature page thereto and
                   Rental Service Corporation.
    *10.12         Lease dated August 24, 1990 by and between Ira N.
                   Mendelsohn, as lessor, and Acme Holdings Inc., as lessee,
                   concerning the real property located at 17871 Mitchell Drive,
                   Irvine, California.
    *10.13         Lease dated March 19, 1992 by and between Ira N. Mendelsohn,
                   Pamela M. Mendelsohn and Trill Corp., as lessor, and Acme
                   Rents, Inc., as lessee, concerning the real property located at Lots 22-30, Block 14, Tract 2600, Long Beach, California.
    *10.14         Lease dated May 31, 1989 by and between ARI Real Estate
                   Partnership, as lessor, and Acme Rents, Inc., as lessee,
                   concerning the real property located at 326 Mira Loma Avenue,
                   Glendale, California, as amended by an Amendment to Lease
                   dated December 10, 1991.
    *10.15         Stock Option Plan for Key Employees.
    *10.16         Form of Incentive Stock Option Agreement for Directors.
    *10.17         Form of Incentive Stock Option Agreement for Region Managers.
    *10.18         Form of Amended Incentive Stock Option Agreement for Region
                   Managers.
    *10.19         Form of Amended Incentive Stock Option Agreement for
                   Corporate Office Personnel.
    *10.20         Form of Incentive Stock Option Agreement for Other
                   Corporate and District Personnel.
    *10.21         Form of Indemnification Agreement.
    *10.22         Termination Agreement dated July 22, 1996, between Rental
                   Service Corporation and Brentwood Buyout Partners, L.P.
                   providing for termination of the Corporate Development and
                   Administrative Services Agreement.
    *10.23         Letter Agreement dated July 1, 1996, between the Company's subsidiaries and BT Commercial Corporation relating to a
                   proposed amendment and restatement of the Credit Agreement.
    *10.24         Letter Agreement dated June 1, 1996 between Rental Service
                   Corporation and David G. Ledlow.
    *10.25         Form of Amendment to Amended Incentive Stock Option
                   Agreement for Region Managers.
    *10.26         Form of Amendment to Amended Incentive Stock Option
                   Agreement for Region Managers.
    *10.27         Form of Amendment to Amended Incentive Stock Option
                   Agreement for Region Managers.
    *10.28         Form of Amendment to Amended Incentive Stock Option
                   Agreement for Corporate Office Personnel.
    +10.29         Amended and Restated Credit Agreement, dated as of
                   September 24, 1996.
    #10.30         First Amendment to the Amended and Restated Credit
                   Agreement, dated as of January 31, 1997.
   ++10.31         The 1996 Equity Participation Plan of Rental Service
                   Corporation.
     11.1          Statement re: computation of per share earnings.
    *21.1          Subsidiaries of Rental Service Corporation.
     23.1          Consent of Ernst & Young LLP.
     27.1          Financial Data Schedule.

--------------------

  * Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-05949), and incorporated herein by reference.

  + Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996, and incorporated herein by reference.

  # Filed as an exhibit to the Company's Current Report on Form 8-K dated January 31, 1997, and incorporated herein by reference.

 ++ Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-22403), and incorporated herein by reference.


(d)  NONE ARE REQUIRED TO BE FILED WITH THIS REPORT.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RENTAL SERVICE CORPORATION

                        By: /s/   Douglas A. Waugaman
                           --------------------------------------------

                                          Douglas A. Waugaman
                                    Vice President, Chief Financial
                                    Officer, Secretary and Treasurer

Date: March 12, 1997


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE
-----------------------------   -------------------------------    --------------

  /s/ Martin R. Reid            Chairman of the Board and          March 12, 1997
-----------------------------    Chief Executive Officer
    Martin R. Reid               (Principal Executive Officer)

  /s/ Douglas A. Waugaman       Vice President, Chief Financial    March 12, 1997
-----------------------------    Officer, Secretary and
    Douglas A. Waugaman          Treasurer (Principal Financial
                                 and Accounting Officer)

  /s/ William M. Barnum, Jr.    Director                           March 12, 1997
-----------------------------
    William M. Barnum, Jr.

  /s/ James R. Buch             Director                           March 12, 1997
-----------------------------
    James R. Buch

  /s/ Christopher A. Laurence   Director                           March 12, 1997
-----------------------------
    Christopher A. Laurence

  /s/ Eric L. Mattson           Director                           March 12, 1997
-----------------------------
    Eric L. Mattson

  /s/ Britton H. Murdoch        Director                           March 12, 1997
-----------------------------
    Britton H. Murdoch

  /s/ John G. Quigley           Director                           March 12, 1997
 -----------------------------
    John G. Quigley

  /s/ Frederick J. Warren       Director                           March 12, 1997
------------------------------
    Frederick J. Warren


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Rental Service Corporation

  We have audited the accompanying consolidated balance sheets of Rental Service Corporation (Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rental Service Corporation at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                   /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 28, 1997

                           RENTAL SERVICE CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                   DECEMBER 31
                                           ----------------------------
                                               1995            1996
                                           ------------    ------------

                 ASSETS
                 ------
Cash and cash equivalents................. $  1,455,000    $  1,452,000
Accounts receivable, net of allowance
 for doubtful accounts of $1,791,000 and
 $2,165,000 at December 31, 1995 and
 1996, respectively.......................   14,427,000      20,856,000
Other receivables and prepaid expense.....    2,178,000       3,170,000
Income tax receivable.....................           --       1,563,000
Parts and supplies inventories, net of
 reserve for obsolescence of $603,000 and
 $782,000 at December 31, 1995 and 1996,
 respectively.............................    5,997,000      10,099,000
Assets held for sale (Note 2).............   16,054,000              --
Deferred taxes (Note 10)..................    7,310,000       8,645,000
Rental equipment, principally machinery,
 at cost, net of accumulated depreciation
 of $11,747,000 and $24,743,000 at
 December 31, 1995 and 1996,
 respectively (Notes 5 and 8).............   52,818,000     116,921,000
Operating property and equipment, at
 cost, net (Note 3).......................   10,629,000      20,043,000
Intangible assets, net (Note 4)...........   24,154,000      34,801,000
Other assets, primarily deferred
 financing costs, net.....................    2,810,000       1,383,000
                                           ------------    ------------
                                           $137,832,000    $218,933,000
                                           ============    ============
LIABILITIES, REDEEMABLE PREFERRED STOCK,
    AND COMMON STOCKHOLDERS' EQUITY
    -------------------------------

Accounts payable.......................... $ 10,185,000    $ 20,302,000
Payroll and other accrued expenses........   19,839,000      21,540,000
Accrued interest payable..................      771,000         514,000
Income taxes payable (Note 10)............      220,000          48,000
Deferred taxes (Note 10)..................    9,815,000      12,863,000
Bank debt and long term obligations
 (Note 5).................................   67,910,000      68,526,000
Obligations under capital leases (Note
 8).......................................      645,000          68,000
                                           ------------    ------------
Total liabilities.........................  109,385,000     123,861,000
Commitments and contingencies (Notes 5
 and 8)
Redeemable preferred stock, cumulative,
 $.01 par value (Note 6):
 Authorized shares--350,000
 Issued and outstanding shares--
  244,805 and none at December 31,
  1995 and 1996, respectively.............   28,401,000              --
Common stockholders' equity (Note 6):
 Preferred stock, $.01 par value:
  Authorized shares--500,000
  Issued and outstanding shares--none
   at December 31, 1995 and 1996,
   respectively...........................           --              --
 Common stock, $.01 par value:
  Authorized shares--20,000,000
  Issued and outstanding shares--
   4,247,730 and 11,376,378 at December
   31, 1995 and 1996, respectively........       42,000         114,000
  Additional paid-in capital..............       40,000      93,917,000
  Retained earnings (deficit).............      (36,000)      1,041,000
                                           ------------    ------------
Total common stockholders' equity.........       46,000      95,072,000
                                           ------------    ------------
                                           $137,832,000    $218,933,000
                                           ============    ============
See accompanying notes.


                          RENTAL SERVICE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31
                                           -----------------------------------------
                                              1994           1995           1996
                                           -----------   -----------    ------------

Revenues:
 Equipment rentals......................   $27,775,000   $47,170,000    $ 94,218,000
 Sales of parts, supplies and equipment.    14,040,000    18,747,000      34,136,000
                                           -----------   -----------    ------------
Total revenues..........................    41,815,000    65,917,000     128,354,000
Cost of revenues:
 Cost of equipment rentals, excluding
  equipment rental depreciation.........    16,284,000    27,854,000      55,202,000
 Depreciation, equipment rentals........     4,020,000     7,691,000      17,840,000
 Cost of sales of parts, supplies and
  equipment.............................    10,298,000    12,617,000      24,070,000
                                           -----------   -----------    ------------
Total cost of revenues..................    30,602,000    48,162,000      97,112,000
                                           -----------   -----------    ------------
Gross profit............................    11,213,000    17,755,000      31,242,000
Selling, general and administrative
 expense................................     4,747,000     6,421,000      12,254,000
Depreciation and amortization, excluding
 equipment rental depreciation..........       504,000     1,186,000       2,835,000
Amortization of intangibles.............     2,078,000       718,000       2,379,000
                                           -----------   -----------    ------------
Operating income........................     3,884,000     9,430,000      13,774,000
Interest expense, net...................       731,000     3,314,000       7,063,000
                                           -----------   -----------    ------------
Income before income taxes and
 extraordinary items....................     3,153,000     6,116,000       6,711,000
Provision for income taxes (Note 10)....     1,177,000     2,401,000       2,722,000
                                           -----------   -----------    ------------
Income before extraordinary items.......     1,976,000     3,715,000       3,989,000
Extraordinary items, loss on
 extinguishment of debt less applicable
 income tax benefit of $305,000 and
 $822,000 in 1995 and 1996,
 respectively (Note 5)..................            --       478,000       1,269,000
                                           -----------   -----------    ------------
Net income..............................     1,976,000     3,237,000       2,720,000
Redeemable preferred stock accretion....     1,646,000     1,717,000       1,643,000
                                           -----------   -----------    ------------
Net income available to common
 stockholders...........................   $   330,000   $ 1,520,000    $  1,077,000
                                           ===========   ===========    ============
Earnings per common and common
 equivalent share:
 Income before extraordinary items......          $.06          $.39            $.33
 Extraordinary items....................            --          (.09)           (.18)
                                           -----------   -----------    ------------
 Net income.............................          $.06          $.30            $.15
                                           ===========   ===========    ============
Weighted average common and common
 equivalent shares......................     5,427,728     5,087,790       7,218,041
                                           ===========   ===========    ============

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                   AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)


                                                        REDEEMABLE PREFERRED STOCK
                                           ------------------------------------------------------
                                                                                    TREASURY
                                            SHARES              AMOUNT                STOCK
                                           --------          ------------          -----------
Balance at December 31, 1993.............   253,475          $ 25,956,000          $        --
 Issuance of preferred stock.............     2,586               259,000                   --
 Purchase of treasury stock..............        --                    --           (1,177,000)
 Redeemable preferred
   stock accretion.......................        --             1,646,000                   --
 Net income..............................        --                    --                   --
                                           --------          ------------          -----------
Balance at December 31, 1994.............   256,061            27,861,000           (1,177,000)
 Issuance of common stock................        --                    --                   --
 Retirement of treasury stock............   (11,256)           (1,177,000)           1,177,000
 Redeemable preferred
   stock accretion.......................        --             1,717,000                   --
 Net income..............................        --                    --                   --
                                           --------          ------------          -----------
Balance at December 31, 1995.............   244,805            28,401,000                   --
 Issuance of preferred stock.............    75,000             7,500,000                   --
 Issuance of common stock,
   net of issuance costs of
   $8,723,000............................        --                    --                   --
 Exercise of stock options...............        --                    --                   --
 Repurchase of preferred
  stock..................................  (319,805)          (37,874,000)                  --
  Preferred stock adjustment.............        --               330,000                   --
 Repurchase of common
   stock warrants........................        --                    --                   --
 Redeemable preferred
   stock accretion.......................        --             1,643,000                   --
 Net income..............................        --                    --                   --
                                           --------          ------------          -----------
Balance at December 31, 1996.............        --          $         --          $        --
                                           ========          ============          ===========


                                                           COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                     -------------------------------------------------------------------------------------
                                                                                 ADDITIONAL        RETAINED
                                                                                   PAID-IN         EARNINGS
                                              COMMON STOCK                         CAPITAL        (DEFICIT)        TOTAL
                                     ---------------------------------------     -----------     -----------    -----------
                                                                  TREASURY
                                       SHARES         AMOUNT        STOCK
                                     ----------      --------     ---------
Balance at December 31, 1993.......   4,675,320      $ 47,000     $      --      $    52,000     $(1,380,000)   $(1,281,000)
 Issuance of preferred stock.......          --            --            --               --              --             --
 Purchase of treasury stock........          --            --      (523,000)              --              --       (523,000)
 Redeemable preferred
   stock accretion.................          --            --            --               --      (1,646,000)    (1,646,000)
 Net income........................          --            --            --               --       1,976,000      1,976,000
                                     ----------      --------     ---------      -----------     -----------    -----------
Balance at December 31, 1994.......   4,675,320        47,000      (523,000)          52,000      (1,050,000)    (1,474,000)
 Issuance of common stock..........     278,685         2,000            --           (2,000)             --             --
 Retirement of treasury stock......    (706,275)       (7,000)      523,000          (10,000)       (506,000)            --
 Redeemable preferred
   stock accretion.................          --            --            --               --      (1,717,000)    (1,717,000)
 Net income........................          --            --            --               --       3,237,000      3,237,000
                                     ----------      --------     ---------      -----------     -----------    -----------
Balance at December 31, 1995.......   4,247,730        42,000            --           40,000         (36,000)        46,000
 Issuance of preferred stock.......          --            --            --               --              --             --
 Issuance of common stock,
   net of issuance costs of
   $8,723,000......................   7,094,358        71,000            --       95,152,000              --     95,223,000
 Exercise of stock options.........      34,290         1,000            --               --              --          1,000
 Repurchase of preferred
  stock............................          --            --            --               --              --             --
  Preferred stock adjustment.......          --            --            --         (330,000)             --       (330,000)
 Repurchase of common
   stock warrants..................          --            --            --         (945,000)             --       (945,000)
 Redeemable preferred
   stock accretion.................          --            --            --               --      (1,643,000)    (1,643,000)
 Net income........................          --            --            --               --       2,720,000      2,720,000
                                     ----------      --------     ---------      -----------     -----------    -----------
Balance at December 31, 1996.......  11,376,378      $114,000     $      --      $93,917,000     $ 1,041,000    $95,072,000
                                     ==========      ========     =========      ===========     ===========    ===========

                            See accompanying notes.

                          RENTAL SERVICE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31
                                                               ---------------------------------------------
                                                                   1994            1995             1996
                                                               ------------    ------------    -------------
OPERATING ACTIVITIES
Net income.................................................... $  1,976,000    $  3,237,000    $   2,720,000
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization...............................    6,602,000       9,595,000       23,054,000
  Extraordinary item..........................................           --         478,000        1,269,000
  Interest paid in kind.......................................           --         710,000        1,706,000
  Provision for losses on accounts receivable.................      621,000       1,040,000        1,692,000
  Gain on sale of rental equipment............................     (920,000)     (1,948,000)      (3,729,000)
  Changes in operating assets and liabilities, net of effect of business acquisitions:
    Accounts receivable.......................................   (2,834,000)     (3,346,000)      (5,725,000)
    Other receivables and prepaid expenses....................      200,000      (1,182,000)      (1,703,000)
    Income tax receivable.....................................           --              --       (1,563,000)
    Intangible assets and other assets........................     (192,000)      1,351,000          379,000
    Parts and supplies inventories............................     (469,000)     (1,403,000)      (2,444,000)
    Accounts payable..........................................    1,599,000       1,866,000       10,077,000
    Payroll and other accrued expenses and related party
     payables.................................................      410,000      (1,000,000)      (3,523,000)
    Accrued interest payable..................................      (18,000)        737,000         (257,000)
    Assets held for sale......................................           --       2,652,000               --
    Income taxes payable......................................      211,000        (375,000)        (172,000)
    Deferred taxes, net.......................................      223,000         132,000        1,713,000
                                                               ------------    ------------    -------------
Net cash provided by operating activities.....................    7,409,000      12,544,000       23,494,000
INVESTING ACTIVITIES
Acquisitions of rental operations, net of cash acquired.......      (20,000)    (42,057,000)     (27,270,000)
Cash purchases of rental equipment and operating property and
 equipment....................................................  (17,043,000)    (23,632,000)     (86,842,000)
Proceeds from sale of used equipment..........................    3,240,000       4,126,000       12,695,000
Proceeds from assets held for sale............................           --              --       16,668,000
                                                               ------------    ------------    -------------
Net cash used in investing activities.........................  (13,823,000)    (61,563,000)     (84,749,000)
FINANCING ACTIVITIES
Proceeds from bank debt.......................................   20,557,000     114,826,000      225,335,000
Payments on bank debt.........................................  (11,125,000)    (69,108,000)    (213,511,000)
Payments of debt issuance costs...............................     (400,000)     (2,024,000)        (984,000)
Proceeds from long term obligations...........................           --      10,000,000               --
Payment on long term obligations..............................     (894,000)     (3,597,000)     (12,916,000)
Payment on capital lease obligations..........................     (197,000)       (276,000)        (577,000)
Purchase of treasury stock--preferred.........................   (1,177,000)             --               --
Purchase of treasury stock--common............................     (523,000)             --               --
Proceeds from issuance of preferred stock.....................      259,000              --        7,500,000
Repurchase of preferred stock.................................           --              --      (37,874,000)
Proceeds from issuance common stock, net of issuance costs....           --              --       95,223,000
Proceeds from exercise of stock options.......................           --              --            1,000
Repurchase of common stock warrants...........................           --              --         (945,000)
                                                               ------------    ------------    -------------
Net cash provided by financing activities.....................    6,500,000      49,821,000       61,252,000
                                                               ------------    ------------    -------------
Net increase (decrease) in cash and cash equivalents..........       86,000         802,000           (3,000)
Cash and cash equivalents at beginning of year................      567,000         653,000        1,455,000
                                                               ------------    ------------    -------------
Cash and cash equivalents at end of year...................... $    653,000    $  1,455,000    $   1,452,000
                                                               ============    ============    =============

Supplemental disclosure of cash flow information:
Cash paid for interest........................................ $    749,000    $  1,863,000    $   5,614,000
Cash paid for income taxes.................................... $    777,000    $  1,545,000    $   1,850,000

                            See accompanying notes.

                          RENTAL SERVICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. ACCOUNTING POLICIES

 Basis of Presentation

  Rental Service Corporation (RSC or Company), a Delaware Corporation, was formed in June 1993 when all of the outstanding preferred and common shares of RSC Acquisition Corp. (RSC Acquisition) were exchanged for the same number, class and par value of shares of RSC. RSC Acquisition was formed in July 1992.

  The Company operates in a single industry segment: the short-term rental of equipment, including ancillary sales of parts, supplies and equipment, through a network of rental center locations in Texas, Louisiana, Mississippi, Florida, Alabama, Tennessee, Georgia, Arkansas and South Carolina. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Certain amounts in the prior year financial statements have been reclassified to conform with the current year financial statement presentation.

 Revenue Recognition

  Equipment rental revenue is recorded as earned under the operating method. Equipment rentals in the consolidated statements of operations includes revenues earned on equipment rentals, fuel sales and rental equipment delivery fees. Revenue from the sale of parts, supplies and equipment is recorded at the time of delivery to or pick-up by the customer.

 Credit Policy

  Substantially all of the Company's business is on a credit basis. The Company extends credit to its commercial customers based on evaluations of their financial condition and generally no collateral is required, although in many cases mechanics' liens are filed to protect the Company's interests. Invoices are generated when a piece of rental equipment is returned by the customer or in any event after 21 days. The Company has diversified its customer base by operating rental locations in nine states, primarily in the Southeast. The Company maintains reserves it believes are adequate for potential credit losses.

 Parts and Supplies Inventories

  Parts and supplies inventories consist principally of parts, commodity type supplies and small- to medium-sized equipment for sale. All inventories are valued at the lower of cost (first-in, first-out) or market.

                          RENTAL SERVICE CORPORATION

 Depreciation and Amortization

  Rental equipment and operating property and equipment are being depreciated using the straight-line method over the following estimated useful lives:

      Rental equipment..................       3-7 years
      Operating property and equipment..      3-27 years
      Leasehold improvements............   Term of lease

  Rental equipment is depreciated to a salvage value of 10% of cost. Amortization of assets under capital leases is included in depreciation expense. Rental equipment costing less than $600 in 1994 and 1995 and less than $400 in 1996 is immediately expensed at the date of purchase.

 Intangible Assets

  Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives of usually one to three years for covenants not to compete, and 30 years for goodwill. The recoverability of goodwill attributable to the Company's acquisitions is analyzed annually based on actual and projected levels of profitability and cash flows of the locations acquired on an undiscounted basis.

 Income Taxes

  The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Advertising Expense

  The cost of advertising is expensed as incurred. The Company incurred $407,000, $491,000 and $1,050,000 in advertising costs during the years ended December 31, 1994, 1995 and 1996, respectively.

 Debt Costs

  Deferred financing costs are amortized using the straight-line method over the lives of the related debt. Deferred financing costs are expensed in connection with refinancings if there are substantive changes in the terms of the related debt. Interest expense for the Company's increasing interest rate Bank Note (see
Note 5) was determined based on the average effective interest rate payable over the period in which the debt was expected to be outstanding, which was three years.

 Stock Based Compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and, accordingly, recognizes no compensation expense for stock option grants.

                          RENTAL SERVICE CORPORATION

 Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

  The Company maintains cash and cash equivalents with various financial institutions located throughout the country in order to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers.

 Fair Values of Financial Instruments

  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates which are repriced frequently.

 Earnings Per Share and Supplemental Earnings Per Share

  Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. In accordance with the accounting rules of the Securities and Exchange Commission common stock and stock options and warrants issued by the Company in the twelve month period prior to the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented, computed using the treasury stock method and the initial offering price, through the effective date of the Company's initial public offering. Dilutive common stock equivalent shares subsequent to the Company's initial public offering are computed using the treasury stock method.

  Supplementary pro forma net income per common and common equivalent share, assuming the proceeds from the issuance of common shares at the initial public offering price of $16.00 ($14.88 net of issuance costs) were used to repay the Bank Note (Note 5) and repurchase the related warrant and the Company's redeemable preferred stock as of the beginning of the period, or the date upon which the debt was created, whichever was later, would have been $.51 and $.36 for the years ended December 31, 1995 and 1996, respectively, based upon 7,145,174 and 9,353,282 share issuances, respectively.

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

                                                    YEAR ENDED DECEMBER 31
                                           ---------------------------------------
                                             1994          1995            1996
                                           --------    ------------    -----------
Assets acquired.........................   $113,000    $ 50,109,000    $20,316,000
Goodwill and covenants not to compete...    (91,000)     19,513,000     12,221,000
Less: liabilities assumed...............     (2,000)    (27,565,000)    (5,267,000)
                                           --------    ------------    -----------
Cash purchase price.....................   $ 20,000    $ 42,057,000    $27,270,000
                                           ========    ============    ===========
Number of acquisitions..................          1               5             11


  The following table sets forth the unaudited pro forma results of operations for each year in which acquisitions occurred and for the immediately preceding year as if the above acquisitions were consummated at the beginning of the immediately preceding year:

                                                         YEAR ENDED DECEMBER 31
                                           --------------------------------------------------
                                               1994           1995                  1996
                                           ------------   ------------          ------------
                                           (UNAUDITED)     (UNAUDITED)           (UNAUDITED)
Total revenues..........................   $85,712,000    $118,954,000          $137,342,000
Income (loss) before non-recurring and
 extraordinary items....................    (2,451,000)      1,660,000             3,903,000
Net income (loss).......................    (2,451,000)     47,030,000 (a)         2,634,000
Earnings (loss) per common and common
 stock equivalent share:
  Income (loss) before non-recurring and
    extraordinary items.................          (.76)           (.01)                  .31
  Net income (loss).....................          (.76)           8.15 (a)               .14


(a) Net income in 1995 includes non-recurring and extraordinary items related to Holdings' prepackaged bankruptcy of $45,370,000 ($8.17 per share), including a gain on extinguishment of debt of $52,079,000 and charges for fresh start accounting adjustment and reorganization items of $6,709,000.

  On September 12, 1995, the Company acquired all of the assets and assumed all of the liabilities of Acme Holdings Inc. (Holdings) (renamed as RSC Holdings, Inc.) and its subsidiaries. Holdings and its subsidiaries had filed a prepackaged joint plan of reorganization under Chapter 11 of title 11 of the United States Code on July 13, 1995, which was subsequently approved by the court on August 24, 1995 and became effective on September 12, 1995. Pursuant to the approved plan, Holdings was merged into a wholly owned subsidiary of the Company, the Company entered into the Revolver and Bank Note agreements (see
Note 5), and used proceeds therefrom of $35,350,000 to pay in full satisfaction old outstanding notes payable of Holdings which had an aggregate principal balance at that time of approximately $78,000,000. Additionally, the Company paid Holdings' debtor-in-possession facility of approximately $3,795,000 and assumed the remaining liabilities of Holdings in exchange for full releases from substantially all of Holdings' note holders.

  In connection with the acquisition of Holdings, the Company decided to sell, close or dispose of Holdings' rental locations in California, as they did not meet the Company's financial performance criteria and were not part of the Company's strategic plans. The assets related to those rental locations, consisting primarily of rental equipment and accounts receivable, were classified as assets held for sale in the accompanying consolidated balance sheet at December 31, 1995. The Company accrued the expected cash outflows from operations of the rental locations through the expected date of disposal as part of the allocation of the purchase price. The initial accrual of

                          RENTAL SERVICE CORPORATION

$2,492,000 included $1,404,000 of allocated interest expense. The pre-tax income during the period from September 12, 1995 through December 31, 1995 was $508,000, which included allocated interest expense of $422,000 and a gain on disposal of assets of $649,000, and was credited to the accrual. The pre-tax loss during the year ended December 31, 1996 was $3,380,000, which included allocated interest expense of $751,000 and a gain on disposal of assets of $513,000, and was charged to the accrual. In 1996, the Company revised its estimates of the operating cash outflows expected to be incurred as part of the disposal of the California locations and accrued an additional $1,292,000, which was recorded as an adjustment to goodwill. During 1996, the Company sold or closed all of the California locations, and has a remaining balance in the accrual of $912,000 at December 31, 1996.

3. OPERATING PROPERTY AND EQUIPMENT

     Operating property and equipment consist of the following:

                                                  DECEMBER 31
                                           -------------------------
                                              1995          1996
                                           -----------   -----------

  Vehicles, machinery and equipment.....   $ 7,010,000   $14,638,000
  Leasehold improvements................     1,284,000     2,695,000
  Furniture, fixtures and computer
   equipment............................     2,663,000     5,385,000
  Land and building.....................     1,634,000     1,828,000
                                           -----------   -----------
  Total.................................    12,591,000    24,546,000
  Less: accumulated depreciation and
   amortization.........................     1,962,000     4,503,000
                                           -----------   -----------
                                           $10,629,000   $20,043,000
                                           ===========   ===========

4. INTANGIBLE ASSETS

     Intangible assets consist of the following:


                                                 DECEMBER 31
                                           -------------------------
                                               1995          1996
                                           -----------   -----------

  Covenants not to compete..............   $   141,000   $ 2,281,000
  Goodwill..............................    24,685,000    34,766,000
                                           -----------   -----------
  Total.................................    24,826,000    37,047,000
  Less: accumulated amortization........       672,000     2,246,000
                                           -----------   -----------
                                           $24,154,000   $34,801,000
                                           ===========   ===========


  The Company has entered into noncompetition agreements with the former owners of certain acquired businesses. The agreements are generally for terms of one to three years and prohibit the former owners from competing with the Company in the business of renting equipment in certain counties located in the area of the acquired business.

                          RENTAL SERVICE CORPORATION

5. BANK DEBT AND LONG TERM OBLIGATIONS

  Bank debt and long term obligations consist of the following:

                                                  DECEMBER 31
                                           -------------------------
                                              1995          1996
                                           -----------   -----------

  $125,000,000 Revolving Line of Credit
   (Revolver) with a bank, interest, at
   the prime rate plus 1%, due monthly,
   or Eurodollar rate plus 2.5%, due on
   demand, at the Company's option,
   principal due September 24, 2001.
   The interest rate in effect at
   December 31, 1995 and 1996 was 8.9%
   and 8.3%, respectively...............   $56,042,000   $67,867,000
  Note payable to bank (Bank Note)......    10,710,000            --
  Notes payable, interest at 8%, due in
   aggregate monthly installments of
   $3,400 through 2008..................       393,000       306,000
  Equipment contracts payable, interest
   at 7-11%, payable in various monthly
   installments through 1998,
   collateralized by equipment..........       765,000       353,000
                                           -----------   -----------
                                           $67,910,000   $68,526,000
                                           ===========   ===========

  The Company's subsidiaries entered into the amended and restated Revolver on September 24, 1996, which consists of a revolving line of credit and availability of letters of credit, which combined may not exceed $125,000,000. The Revolver also contains provisions to annually adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 75% of the value (lower of net book value or market) of eligible rental equipment. The Revolver expires on September 24, 2001. The obligation of the lender to make initial loans or issue letters of credit under the Revolver is subject to certain customary conditions. In addition, the Revolver has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditure investment and minimum EBITDA levels. The Revolver also contains covenants and provisions that restrict, among other things, the Company's subsidiaries ability to: (i) incur additional indebtedness; (ii) incur liens on its property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments;
(v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases;
(viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends to RSC.

  Borrowings under the Revolver are secured by all of the real and personal property of the Company's subsidiaries and a pledge of the capital stock and intercompany debt of the Company's subsidiaries. RSC is a guarantor of the obligations of its subsidiaries under the Revolver, and has granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure such guaranty. The Revolver also restricts the Company from declaring or paying dividends on its common stock. In addition, the Company's subsidiaries are guarantors of the obligations of the other subsidiaries under the Revolver. The Revolver includes a $2 million letter of credit facility, with a fee equal to 2.75% of the face amount of letters of credit payable to the lenders and other customary fees payable to the issuer of the letter of credit. A commitment fee equal to 0.5% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears.

  The amounts outstanding under the Revolver at December 31, 1995 and 1996 were $56,042,000 and $67,867,000, respectively, with approximately $6,815,000 and $28,888,000, respectively, available based on the borrowing base. Outstanding letters of credit totaled $212,000 and $0 at December 31, 1995 and 1996, respectively. As of December 31, 1996, the Company was in compliance with all covenants of the Revolver. At December 31, 1995 and 1996, substantially all of the net consolidated assets of the Company were restricted under the terms of the Revolver.

                          RENTAL SERVICE CORPORATION

  Effective January 31, 1997, the Company amended the Revolver to, among other things, increase the availability to $200,000,000, increase the advance rates on eligible rental equipment to 100%, decrease the interest rate margins by 0.50% and extend the maturity date to January 31, 2002. (See Note 12.)

  The Company utilized proceeds from its initial public offering to reduce the outstanding amounts under the Revolver by $37.7 million. In connection with the implementation of the amended Revolver, the Company wrote off the related deferred financing costs and recorded a loss on extinguishment of debt of $2,453,000 which has been classified as an extraordinary item, net of income taxes of $964,000, in the accompanying consolidated statements of operations.

  In 1995, the Company paid off the borrowings under the 1993 Credit Agreement upon entering into the Revolver, resulting in a loss on extinguishment of such debt of $783,000, which has been classified as an extraordinary item, net of income taxes of $305,000, in the accompanying consolidated statements of operations.

     The Company entered into a redeemable note and warrant purchase agreement (Bank Note) on September 12, 1995 with a financial institution that provided $10,000,000 of 13% senior secured notes due September 15, 2005. Interest, compounded quarterly, for the first two years was to be paid in kind through the issuance of additional notes, thereafter paid semi-annually in cash. The principal amount of the Bank Note was to be increased by $1,000,000 on each of the first three anniversaries, which was being accounted for as interest expense. Additionally, the financial institution was issued warrants entitling the purchase of 87,120 shares of common stock at a purchase price of $4.83 per share (subject to adjustment) through September 15, 2005. On September 24, 1996, the Company repaid the Bank Note and repurchased the related warrants for $13,000,000, utilizing proceeds from its initial public offering. This repayment resulted in a reduction of additional paid-in capital of $945,000 and a gain on extinguishment of debt of $362,000, which has been classified as an extraordinary item, net of income taxes of $142,000, in the accompanying consolidated statements of operations.

  The aggregate annual maturities of bank debt and long term obligations as of December 31, 1996 are as follows:


                                                EQUIPMENT
                   REVOLVER     NOTES PAYABLE   CONTRACTS      TOTAL
                  -----------   -------------   ---------   -----------
  1997.........   $        --        $ 16,000    $279,000   $   295,000
  1998.........            --          17,000      74,000        91,000
  1999.........            --          19,000          --        19,000
  2000.........            --          21,000          --        21,000
  2001.........    67,867,000          23,000          --    67,890,000
  Thereafter...            --         210,000          --       210,000
                  -----------        --------    --------   -----------
                  $67,867,000        $306,000    $353,000   $68,526,000
                  ===========        ========    ========   ===========

6. PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

 Preferred Stock


  The Company's Board of Directors, without approval of the holders of the common stock, is authorized to fix the number of shares of any series of preferred stock and to designate for issuance up to 500,000 shares of preferred stock, par value $.01 per share, in such number of series and with such rights, preferences, privileges and restrictions (including without limitations voting rights) as the Board of Directors may from time to time determine.

  The Company had outstanding at December 31, 1995, 244,805 shares of a series of cumulative redeemable preferred stock. On September 24, 1996, the Company utilized proceeds from its initial public offering to redeem all outstanding shares of this preferred stock, including accumulated dividends, for $37,874,000. The Redeemable Preferred Stock was cumulative at a rate of 6% per annum, computed on a quarterly basis. No dividends could be paid on the common stock in any quarter until the accumulated dividends on the Redeemable Preferred Stock had been paid for all quarters ending prior to the date of payment of dividends on the common stock.

                          RENTAL SERVICE CORPORATION

 Stock Purchase Agreements

     Between 1992 and 1995, the Company entered into various stock purchase agreements with a former chairman, a former president, the current chairman and the current chief financial officer for the sale of 675,000 shares of common stock at $.02 per share and 372,195 shares of common stock at $.01 per share. The stock was issued subject to certain vesting requirements over generally a four to five year period. However, the vesting for a portion of the stock which otherwise vested in the last two years could be accelerated if the Company achieved certain performance targets, as determined by the Company's Board of Directors. Upon a change of control (as defined), any unvested shares generally immediately vested. In the event the participant terminated employment with the Company, the Company generally has the option to purchase any unvested shares at the original issuance price.

     In connection with the former chairman's resignation, the Company in September 1994 purchased all of his vested and unvested shares (675,000) of the Company's common stock for $523,000, as well as all of his shares (11,256) of the Company's preferred stock for $1,177,000. As of December 31, 1994, these shares were held by the Company as treasury shares and were canceled during 1995.

     In April 1995, the Company purchased 31,275 shares of outstanding unvested stock of the former president at $.01 per share, which were subsequently canceled.

     At December 31, 1995 and 1996, there were 144,787 and 81,923 of these shares, respectively, which had not yet vested and were subject to the Company's repurchase option at $.01 per share.

 Stock Option Plan

     The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     On July 25, 1995, the Board of Directors of the Company adopted a Stock Option Plan whereby under the plan officers, directors, and key employees may be granted options to purchase the Company's common stock at a price set by the option committee not to be less than 100% of the fair market value of such shares on the date such option is granted, further, not to exceed 110% of the fair market price on the date such option is granted. If the Company's common stock is not publicly traded on an exchange or not quoted on NASDAQ or a successor quotation system, the fair market value established by the option committee acting in good faith may be used for valuation. The aggregate number of such shares which may be issued upon exercise of options may not exceed 324,000. Generally, the incentive stock options will expire ten years from the date such options were granted.

     The options currently outstanding generally become exercisable in various amounts over either a four or five year period; however, the vesting for certain portions of the options may be accelerated if the employee and the Company achieve certain performance targets, as determined by the Company's option committee.

     On February 5, 1997, the Company adopted a new stock option plan authorizing the issuance of options for one million shares of the Company's common stock, of which 425,150 options were granted on February 26, 1997. (See
Note 12.)

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996: a risk-free interest rate of 6.28%, a dividend yield of 0%, a volatility factor of the

                          RENTAL SERVICE CORPORATION
expected market price of the Company's Common Stock of .641 and a weighted average expected life of the option of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                         1995         1996
                                      ----------   ----------
  Pro forma net income............... $3,237,000   $2,597,000
  Pro forma net income per share.....        .30          .13

     Because SFAS 123 is applicable only to options granted after December 31, 1994, its pro forma effect will not be fully reflected until 1997. The effects of applying SFAS 123 for the years ended December 31, 1995 and 1996 are not likely to be representative of the effects on reported net income for future years.

     A summary of the Company's stock option activity, and related information, for the years ended December 31, 1995 and 1996 follows:

                                                             OUTSTANDING OPTIONS
                                                 -------------------------------------------
                                                                                 WEIGHTED
                                      SHARES                    EXERCISE         AVERAGE
                                    AVAILABLE      NUMBER         PRICE       EXERCISE PRICE
                                   FOR OPTIONS    OF SHARES     PER SHARE       PER SHARE
                                  ------------   ----------   -------------   --------------
Balance at December 31, 1994               --           --    $          --         $     --
Authorized Shares..............       324,000           --               --               --
1995 Grants....................      (129,690)     129,690              .01              .01
                                     --------      -------                          --------
Balance at December 31, 1995          194,310      129,690              .01              .01
1996 Grants                          (209,190)     209,190     7.03 - 21.00            17.12
1996 Exercises.................            --      (34,290)             .01              .01
1996 Forfeitures...............        16,740      (16,740)             .01              .01
1996 Cancellations.............            --      (12,510)             .01              .01
                                     --------      -------                          --------
Balance at December 31, 1996            1,860      275,340      .01 - 21.00         $  13.01
                                     ========      =======                          ========

     The weighted average fair value of options granted during the years ended December 31, 1995 and 1996 was $.01 and $10.23, respectively.

     There were no options exercisable at December 31, 1995 and 9,333 options exercisable with a weighted average exercise price of $2.53 per share at December 31, 1996. The weighted average remaining contractual life of the options outstanding at December 31, 1996 is 9.2 years.

7. EMPLOYEE BENEFIT PLANS

     The Company maintains a Section 401(k) employees savings plan (Savings
Plan) covering substantially all full-time employees upon completion of at least 500 hours of service and six months of continuous employment.

                          RENTAL SERVICE CORPORATION

     The Savings Plan is a defined contribution plan and provides for the Company to make discretionary contributions as deemed appropriate by the administrative committee. During the years ended December 31, 1994, 1995 and 1996, the Company made discretionary contributions totaling $0, $0 and $150,000, respectively.

8. COMMITMENTS AND CONTINGENCIES

 Capital Leases

     The Company has capital lease obligations in connection with acquiring certain rental equipment with aggregate costs and accumulated amortization of $2,352,000 and $599,000, respectively, at December 31, 1995 and $107,000 and
$67,000, respectively, at December 31, 1996. Future minimum lease payments under the capital leases and the present value of the minimum lease payments as of December 31, 1996 are as follows:


      1997..............................    $65,000
      1998..............................      9,000
                                            -------
      Total minimum future lease
       payments.........................     74,000
      Less amount representing interest.      6,000
                                            -------
      Present value of net minimum future
       lease payments...................    $68,000
                                            =======
 Operating Leases


     The Company leases certain operating premises and equipment under operating leases. Substantially all of the property leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Certain of the real property leases provide for escalation of future rental payments based upon increases in the consumer price index. Rental expense under such operating leases totaled $919,000, $2,397,000 and $3,081,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Future minimum lease payments, by year and in the aggregate, for noncancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 1996:


      1997.............................    $ 4,084,000
      1998.............................      3,418,000
      1999.............................      2,864,000
      2000.............................      2,282,000
      2001.............................      1,575,000
      Thereafter.......................      1,889,000
                                           -----------
                                           $16,112,000
                                           ===========

 Purchase Obligations

     At December 31, 1996, the Company was obligated, under noncancellable purchase commitments, to purchase $28,145,000 of rental equipment.

 Risk Management

     The Company is self-insured for physical damage or loss to its rental equipment. Presently, the Company has an insurance deductible of $50,000 per occurrence for claims related to general and vehicle liability. The general and vehicle policy includes an annual aggregate liability limit of $2,000,000 and a per occurrence liability limit of $1,000,000.

                          RENTAL SERVICE CORPORATION

 Environmental

     The Company and its operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. The Company incurs ongoing expenses associated with the removal of underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company has accrued $800,000 and $763,000 at December 31, 1995 and 1996, respectively, related to the removal of underground tanks at the Company's locations. The actual costs of remediating these environmental conditions may be different than that accrued by the Company due to the difficulty in estimating such costs and due to potential changes in the status of legislation and state reimbursement programs. The Company does not believe that such removal and remediation will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

 Legal Proceedings

     The Company and its subsidiaries are parties to various litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to such pending litigation cannot be estimated with certainty, but the Company believes, based on its examination of such matters, that such ultimate liability will not have a material adverse effect on the business, or the consolidated financial position, results of operations or cash flows of the Company.

9. RELATED PARTY TRANSACTIONS

     In July 1992, the Company entered into a five-year management agreement (Management Agreement) with Holdings, which also operated an equipment rental business. Under the Management Agreement, Holdings located potential acquisition opportunities, provided administrative assistance in connection with acquisitions and managed, supervised and provided administrative and accounting support for the operation of the Company's rental center locations. Pursuant to the Management Agreement, Holdings agreed, until April 1, 1995, to make available first to the Company any opportunities which came to its attention for acquiring additional rental center locations. The Company reimbursed Holdings for any costs incurred in connection with such acquisitions. Additionally, the Company paid a management fee based on a percentage of the acquisition cost for each acquisition and the performance of the companies acquired. Total management fee expense, included in general and administrative expense, was $1,586,000 and $742,000 for the years ended December 31, 1994 and 1995, respectively. The Management Agreement was terminated on September 12, 1995.

     The Company and Holdings agreed to rerent equipment to each other in the event the other party did not have sufficient rental equipment at a given location to meet a customer's requirements. The party making such equipment available received 70% of the gross rental receipts received by the other party related to such rerental. During the years ended December 31, 1994 and 1995, rerent revenue received by the Company from Holdings was $230,000 and $72,000, respectively, and rerent expense paid by the Company to Holdings was $39,000, and $27,000, respectively. The agreement terminated on September 12, 1995.

     During 1994 and 1995, certain expenses incurred by Holdings were paid by the Company and vice versa.

     One of the stockholders of the Company received an investment banking fee from the Company in connection with the Company's acquisitions. The fee was calculated at 1.5% of the total of the purchase price plus acquisition costs plus planned first year capital expenditures less one-seventh of the seller's original cost of rental equipment. Such fees paid to the stockholder during the years ended December 31, 1994, 1995 and 1996 totaled $0, $663,000 and $388,000, respectively. Effective November 1, 1993, the stockholder also received a monitoring fee, which equaled 1% of the aggregate amount of debt and equity interest of or by the stockholder in the Company. Such fees paid to the stockholder during the years ended December 31, 1994, 1995 and 1996 totaled $235,000, $235,000 and $235,000, respectively, and are included in general and administrative expense. The Company's obligation to pay

                          RENTAL SERVICE CORPORATION
such investment banking and monitoring fees terminated in September 1996, in conjunction with the Company's initial public offering, however, the Company, at its discretion, can utilize the stockholder's investment banking services under the same fee arrangement.

     On December 31, 1994, RSC Acquisition purchased 37,512 shares of common stock and 675,000 shares of preferred stock of Holdings for $10 from a former officer of RSC Acquisition. This equated to a voting interest of 34.2% in Holdings at December 31, 1994. These shares of Holdings were canceled September 12, 1995 as part of Holdings' plan of reorganization.

10. INCOME TAXES

  The provision for income taxes is comprised of the following:


                                 YEAR ENDED DECEMBER 31
                          -------------------------------------
                             1994         1995         1996
                          ----------   ----------   -----------
  Current:
     Federal...........   $  793,000   $1,135,000    $       --
     State.............      161,000      337,000       187,000
                          ----------   ----------    ----------
                             954,000    1,472,000       187,000
  Deferred:
     Federal...........      123,000      581,000     1,550,000
     State.............      100,000       43,000       163,000
                          ----------   ----------    ----------
                             223,000      624,000     1,713,000
  Extraordinary item...           --      305,000       822,000
                          ----------   ----------    ----------
                          $1,177,000   $2,401,000    $2,722,000
                          ==========   ==========    ==========

     Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:


                                                   DECEMBER 31
                                           ----------------------------
                                               1995           1996
                                           ------------   -------------
  Deferred tax assets:
     Accrued liabilities................   $ 4,601,000    $  3,310,000
     Inventory reserve..................       559,000         677,000
     Bad debt reserve...................     1,161,000       1,245,000
     Net operating loss carryforwards...     7,189,000       6,563,000
     Alternative minimum tax credit.....     1,658,000       1,590,000
     Valuation allowance................    (7,858,000)     (4,740,000)
                                           -----------    ------------
                                             7,310,000       8,645,000
  Deferred tax liabilities:
     Depreciation.......................    (9,815,000)    (12,863,000)
                                           -----------    ------------
  Net deferred tax liability............   $(2,505,000)   $ (4,218,000)
                                           ===========    ============

  The Company's effective income tax rate varied from the statutory U.S. federal income tax rate of 34% as follows:

                                                    YEAR ENDED DECEMBER 31
                                           -----------------------------------------
                                               1994           1995           1996
                                           -----------    ------------    ----------
  Expected provision using the
   statutory tax rate...................   $ 1,072,000    $  2,079,000    $2,282,000
  State taxes, net of federal tax
   benefit..............................       172,000         290,000       204,000
  Permanent differences.................        80,000         213,000       341,000
  Other.................................      (147,000)       (181,000)     (105,000)
                                           -----------    ------------    ----------
                                           $ 1,177,000    $  2,401,000    $2,722,000
                                           ===========    ============    ==========

                          RENTAL SERVICE CORPORATION

     At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,100,000 that expire in years 2005 through 2011. In addition the Company had combined state net operating loss carryforwards of approximately $11,300,000 that expire in years 1997 through 2011. Approximately $8,500,000 of the federal carryforwards and $1,100,000 of the state carryforwards are attributable to the Company's September 12, 1995 acquisition of Holdings. For financial reporting purposes a valuation allowance of $6,200,000 and $3,986,000 at December 31, 1995 and 1996, respectively, has been recognized to offset the deferred tax assets related to those carryforwards. These separate company net operating loss carryforwards are subject to restrictions in accordance with Internal Revenue Service Code Section 382 and the ultimate utilization of the net operating losses is further limited based on the profitability of certain subsidiaries of Holdings.

     The Company also has alternative minimum tax credit carryovers of approximately $1,425,000 for federal and $165,000 for state of California income tax purposes which are available to offset future regular income tax that is in excess of the alternative minimum tax in such year. $589,000 of the federal and all of the state alternative minimum tax credit carryovers resulted from the Company's September 12, 1995 acquisition of Holdings. For financial reporting purposes a valuation allowance of $1,658,000 and $754,000 at December 31, 1995 and 1996, respectively, has been recognized to offset the deferred tax assets related to all alternative minimum tax credit carryovers. Limitations similar to those restricting the use of the net operating losses also restrict the use of the credit carryovers.

     The valuation allowances increased $7,831,000 in 1995 and decreased $3,118,000 in 1996. The decrease in the 1996 valuation allowance is principally due to a $9,506,000 decrease in the estimated net operating loss that is not expected to be realized from the Company's discontinued California operations.

     Any tax benefit resulting from the utilization of the net operating loss carryforwards or the tax credit carryovers obtained in the acquisition of Holdings will be accounted for as a reduction of the purchase price in the periods they are realized.

                          RENTAL SERVICE CORPORATION

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                            FIRST     SECOND     THIRD     FOURTH
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   QUARTER    QUARTER   QUARTER    QUARTER     YEAR
                                           --------   -------   --------   -------   ---------
Total revenues:
  1996..................................   $27,197    $31,267   $34,631    $35,259   $128,354
  1995..................................    11,583     12,952    16,461     24,921     65,917

Gross profit:
  1996..................................     6,048      7,758     8,318      9,118     31,242
  1995..................................     3,240      3,644     4,234      6,637     17,755

Income before extraordinary items:
  1996..................................       330        897       952      1,810      3,989
  1995..................................       899      1,019     1,021        776      3,715

Net income (loss):
  1996..................................       330        897      (317)     1,810      2,720
  1995..................................       899      1,019       543        776      3,237

Earnings (loss) per common and common
 equivalent share:

  1996
  ----
  Income (loss) before extraordinary          (.04)       .06       .07        .16        .33
   items..................................      --         --      (.20)        --       (.18)
  Extraordinary items.....................
                                           -------    -------   -------    -------   --------
  Net income (loss).......................    (.04)       .06      (.13)       .16        .15

  1995
  ----
  Income before extraordinary items.......     .09        .12       .11        .07        .39
  Extraordinary items.....................      --         --      (.09)        --       (.09)
                                           -------    -------   -------    -------   --------
  Net income..............................     .09        .12       .02        .07        .30

12. SUBSEQUENT EVENTS

     Effective January 31, 1997, the Company amended the Revolver to, among other things, increase the availability to $200,000,000, increase the advance rates on eligible rental equipment to 100%, decrease the interest rate margins by 0.50% and extend the maturity date to January 31, 2002. In addition, the amended Revolver modifies certain covenants, including the restrictions on investments, capital expenditures and acquisitions. In connection with the implementation of the amended Revolver, the Company anticipates recording an extraordinary loss on extinguishment of debt of $920,000, net of income taxes of $386,000, in the first quarter of 1997 associated with the write-off of unamortized debt issuance costs.

     On February 5, 1997, the Company's stockholders approved the 1996 Equity Participation Plan of Rental Service Corporation (1996 Plan) through written consent. The 1996 Plan authorizes the issuance of not more than one million shares of the Company's common stock (or the equivalent in other equity securities) upon the exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards. On February 26, 1997, 425,150 options were granted under the 1996 Plan at an exercise price of $20.25 per share. These options vest in equal installments over a four year period from the date of grant.

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
Rental Service Corporation

     We have audited the consolidated financial statements of Rental Service Corporation (the "Company") as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 28, 1997, included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                           /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 28, 1997

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS


                                                  DECEMBER 31
                                           --------------------------
                                               1995          1996
                                           ------------   -----------
                     ASSETS
                     ------
Cash....................................   $     5,000    $     5,000
Investment in and net amounts due from
 wholly owned subsidiaries..............    39,152,000     95,075,000
                                           -----------    -----------
                                           $39,157,000    $95,080,000
                                           ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Accounts payable and accrued expenses...   $        --    $     8,000
Note payable to bank....................    10,710,000             --
Redeemable preferred stock..............    28,401,000             --
Common stockholders' equity:
 Common stock...........................        42,000        114,000
 Additional paid-in capital.............        40,000     93,917,000
 Retained earnings (deficit)............       (36,000)     1,041,000
                                           -----------    -----------
Total common stockholders' equity.......        46,000     95,072,000
                                           -----------    -----------
                                           $39,157,000    $95,080,000
                                           ===========    ===========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                   YEAR ENDED DECEMBER 31
                                           ---------------------------------------
                                              1994          1995          1996
                                           -----------   -----------   -----------
Costs and expenses:
 General and administrative expenses....   $   93,000    $       --    $       --
 Interest expense (income)..............       28,000        (7,000)        3,000
                                           ----------    ----------    ----------
Income (loss) before equity in income
 of subsidiaries and extraordinary
  item..................................     (121,000)        7,000        (3,000)
Equity in income of subsidiaries........    2,097,000     3,230,000     2,503,000
                                           ----------    ----------    ----------
Income before extraordinary item........    1,976,000     3,237,000     2,500,000
Extraordinary item, gain on
 extinguishment of debt less applicable
  income taxes of $142,000 in 1996                 --            --       220,000
                                           ----------    ----------    ----------
Net income..............................   $1,976,000    $3,237,000    $2,720,000
                                           ==========    ==========    ==========



                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     YEAR ENDED DECEMBER 31
                                           -------------------------------------------
                                               1994           1995           1996
                                           ------------   ------------   -------------
OPERATING ACTIVITIES
Net income..............................   $ 1,976,000    $ 3,237,000    $  2,720,000
Equity in income of subsidiaries........    (2,097,000)    (3,230,000)     (2,503,000)
Extraordinary item......................            --             --        (220,000)
Change in accounts payable and accrued
 expenses...............................       109,000       (109,000)          8,000
Net cash provided by (used in)             -----------    -----------    ------------
 operating activities...................       (12,000)      (102,000)          5,000
FINANCING ACTIVITIES
Proceeds from sale of preferred stock...       259,000             --       7,500,000
Repurchase of preferred stock...........            --             --     (37,874,000)
Proceeds from notes payable.............            --     10,000,000              --
Payments on notes payable...............            --             --     (12,055,000)
Proceeds from sale of common stock......            --             --      95,223,000
Proceeds from exercise of stock options.            --             --           1,000
Repurchase of common stock warrants.....            --             --        (945,000)
Loans to subsidiaries...................      (247,000)    (9,893,000)    (51,855,000)
                                           -----------    -----------    ------------
Net cash provided by (used in)
 financing activities...................        12,000        107,000          (5,000)
                                           -----------    -----------    ------------
Increase in cash........................   $        --    $     5,000    $         --
                                           ===========    ===========    ============


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. BASIS OF PRESENTATION

     Rental Service Corporation (RSC or Company), a Delaware Corporation, was formed in June 1993 when all of the outstanding preferred and common shares of RSC Acquisition Corp. were exchanged for the same number, class and par value of shares of RSC. RSC Acquisition Corp. was formed in July 1992.

     Rental Service Corporation's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year financial statement presentation.

2. LONG-TERM DEBT

     The note payable to Bank was collateralized by the common stock of RSC Holdings, Inc. and RSC Acquisition Corp. The note payable agreement includes certain limitations and restrictions of payments and investments.

     On September 24, 1996, the Company repaid the note payable to Bank and repurchased the related warrants for $13 million, utilizing proceeds from its initial public offering. This redemption resulted in a reduction of additional paid-in capital of $945,000 and a gain on extinguishment of debt of $362,000, which has been classified as an extraordinary item, net of income taxes of $142,000, in the accompanying condensed statements of operations.

     The Company has guaranteed its subsidiaries $125,000,000 revolving line of credit with a bank, of which $56,042,000 and $67,867,000 is outstanding at December 31, 1995 and 1996, respectively.

3. SUBSEQUENT EVENT

     Effective January 31, 1997, the Company amended the Revolver to, among other things, increase the availability to $200,000,000, increase the advance rates on eligible rental equipment to 100%, decrease the interest rate margins by 0.50% and extend the maturity date to January 31, 2002. In addition, the amended Revolver modifies certain covenants, including the restrictions on investments, capital expenditures and acquisitions. In connection with the implementation of the amended Revolver, the Company anticipates recording an extraordinary loss on extinguishment of debt of $920,000, net of income taxes of $386,000, in the first quarter of 1997 associated with the write-off of unamortized debt issuance costs.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           RENTAL SERVICE CORPORATION

                  YEAR ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                                    ADDITIONS
                                                     ----------------------------------------
                                       BALANCE AT    CHARGED TO
                                       BEGINNING OF   COSTS AND                   DEDUCTIONS--         BALANCE AT
            DESCRIPTION                   YEAR        EXPENSES    ACQUISITIONS     DESCRIBE           END OF YEAR
-----------------------------------   ------------   ----------   ------------   ------------         -----------
YEAR ENDED DECEMBER 31, 1994
Deducted from assets accounts:
 Allowance for doubtful accounts...    $   379,000   $  621,000     $  236,000     $  280,000   (a)   $   956,000
 Reserve for rental equipment......         97,000       92,000             --         32,000   (b)       157,000
 Reserve for resale equipment......        202,000       78,000             --             --             280,000
 Income tax valuation allowance....             --       27,000             --             --              27,000
                                       -----------   ----------     ----------     ----------         -----------
Total..............................    $   678,000   $  818,000     $  236,000     $  312,000         $ 1,420,000
                                       ===========   ==========     ==========     ==========         ===========

YEAR ENDED DECEMBER 31, 1995
Deducted from assets accounts:
 Allowance for doubtful accounts...    $   956,000   $1,040,000     $  582,000     $  787,000   (a)   $ 1,791,000
 Reserve for rental equipment......        157,000           --        519,000        165,000   (b)       511,000
 Reserve for resale equipment......        280,000      138,000        185,000             --             603,000
 Income tax valuation allowance....         27,000           --      7,831,000             --           7,858,000
                                       -----------   ----------     ----------     ----------         -----------
Total..............................    $ 1,420,000   $1,178,000     $9,117,000     $  952,000         $10,763,000
                                       ===========   ==========     ==========     ==========         ===========

YEAR ENDED DECEMBER 31, 1996
Deducted from assets accounts:
 Allowance for doubtful accounts...    $ 1,791,000   $1,692,000     $  276,000     $1,594,000   (a)   $ 2,165,000
 Reserve for rental equipment......        511,000      434,000             --         22,000   (b)       923,000
 Reserve for resale equipment......        603,000       97,000        224,000        142,000   (b)       782,000
 Income tax valuation allowance....      7,858,000           --             --      3,118,000   (c)     4,740,000
                                       -----------   ----------     ----------     ----------         -----------
Total..............................    $10,763,000   $2,223,000     $  500,000     $4,876,000         $ 8,610,000
                                       ===========   ==========     ==========     ==========         ===========



(a)  Write-off of uncollectible accounts, net of recoveries.


(b)  Write-off of physical inventory shortages or obsolescence.


(c) Decrease due to changes in the expected future utilization of net operating loss carryforwards.