Form 10-Q
period 1997-03-31
RENTAL SERVICE CORP
filed 1997-05-14
CIK 1016572

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   MARCH 31, 1997
                                      --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ------------   -----------
Commission file number                        000-21237
                       ---------------------------------------------------------

                          RENTAL SERVICE CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                     33-0569350
--------------------------------                ---------------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

  14505 N. HAYDEN RD., SUITE 322, SCOTTSDALE,  ARIZONA             85260
 -----------------------------------------------------------   ------------
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

       Yes  X      No
          --------   -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                          --------   -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,571,777 shares of common stock, $.01 par value, outstanding at May 11, 1997.

                          RENTAL SERVICE CORPORATION

                               TABLE OF CONTENTS
                               -----------------



PART I      FINANCIAL INFORMATION
---------   ---------------------

       ITEM 1.    Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                    March 31, 1997 and December 31, 1996...............................1

                  Consolidated Statements of Operations
                    Three months ended March 31, 1997 and 1996.........................2

                  Consolidated Statements of Cash Flows
                    Three months ended March 31, 1997 and 1996.........................3

                  Notes to Consolidated Financial Statements - March 31, 1997..........4

       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................8

PART II   OTHER INFORMATION
---------------------------

       ITEM 1.    Legal Proceedings....................................................12

       ITEM 4.    Submission of Matters to a Vote of Security Holders..................12

       ITEM 5.    Other Information....................................................12

       ITEM 6.    Exhibits and Reports on Form 8-K.....................................13

SIGNATURES.............................................................................15















                                      (i)

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1. Consolidated Financial Statements

                          RENTAL SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                      March 31,      December 31,
                                                                        1997            1996
                                                                   -------------     ------------
                                                                    (Unaudited)

                        ASSETS
                        ------
Cash and cash equivalents                                           $  1,578,000     $  1,452,000
Accounts receivable, net                                              22,844,000       20,856,000
Other receivables and prepaid expense                                  2,850,000        3,170,000
Income tax receivable                                                  1,524,000        1,563,000
Parts and supplies inventories, net                                   10,515,000       10,099,000
Deferred taxes                                                         8,645,000        8,645,000
Rental equipment, principally machinery, at cost, net                155,395,000      116,921,000
Operating property and equipment, at cost, net                        20,764,000       20,043,000
Intangible assets, net                                                41,048,000       34,801,000
Other assets, primarily deferred financing costs, net                  2,380,000        1,383,000
                                                                    ------------     ------------
                                                                    $267,543,000     $218,933,000
                                                                    ============     ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Accounts payable                                                    $ 33,265,000     $ 20,302,000
Payroll and other accrued expenses                                    21,389,000       21,540,000
Accrued interest payable                                                 742,000          514,000
Income taxes payable                                                     939,000           48,000
Deferred taxes                                                        12,863,000       12,863,000
Bank debt and long term obligations                                  101,569,000       68,526,000
Obligations under capital leases                                          55,000           68,000
                                                                    ------------     ------------
Total liabilities                                                    170,822,000      123,861,000
Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 500,000
    Issued and outstanding shares - none                                       -                -
   Common stock, $.01 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares -  11,376,378 at
      March 31, 1997 and December 31, 1996                               114,000          114,000
   Additional paid-in capital                                         93,917,000       93,917,000
   Retained earnings                                                   2,690,000        1,041,000
                                                                    ------------     ------------
  Total stockholders' equity                                          96,721,000       95,072,000
                                                                    ------------     ------------
                                                                    $267,543,000     $218,933,000
                                                                    ============     ============

See accompanying notes.

                          RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Three Months Ended
                                                      March 31,
                                                 1997            1996
                                              -----------     -----------

Revenues:
  Equipment rentals                           $27,527,000     $19,656,000
  Sales of parts, supplies and equipment       13,782,000       7,541,000
                                              -----------     -----------
Total revenues                                 41,309,000      27,197,000
Cost of revenues:
 Cost of equipment rentals, excluding
  equipment rental depreciation                14,316,000      12,449,000
 Depreciation, equipment rentals                6,306,000       3,633,000
 Cost of sales of parts, supplies and
  equipment                                     9,709,000       5,067,000
                                             ------------     -----------
Total cost of revenues                         30,331,000      21,149,000
                                             ------------     -----------
 Gross profit                                  10,978,000       6,048,000
 Selling, general and administrative expense    3,784,000       2,734,000
 Depreciation and amortization, excluding
  equipment rental depreciation                 1,068,000         571,000
 Amortization of intangibles                      624,000         561,000
                                             ------------     -----------
Operating income                                5,502,000       2,182,000
Interest expense, net                           1,597,000       1,639,000
                                             ------------     -----------
Income before income taxes and
   extraordinary item                           3,905,000         543,000
Provision for income taxes                      1,722,000         213,000
                                             ------------     -----------
Income before extraordinary item                2,183,000         330,000
Extraordinary item, loss on  extinguishment
  of debt less applicable income tax benefit
  of $386,000 in 1997                             534,000               -
                                             ------------     -----------
Net income                                      1,649,000         330,000
Redeemable preferred stock accretion                    -         554,000
                                             ------------     -----------
Net income (loss) available to common
 stockholders                                $  1,649,000     $  (224,000)
                                             ============     ===========

Earnings (loss) per common and common
 equivalent share:
Income before extraordinary item             $        .19     $      (.04)
Extraordinary item                                   (.05)              -
                                             ------------     -----------
Net income (loss)                            $        .14     $      (.04)
                                             ============     ===========

Weighted average common and common
equivalent shares                              11,493,273       5,506,756
                                             ============     ===========

See accompanying notes.

                          RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                             1997                       1996
                                                                                       -----------------           ---------------

OPERATING ACTIVITIES

Net income                                                                               $     1,649,000              $    330,000
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              7,998,000                 4,765,000
    Extraordinary item                                                                           534,000                         -
    Interest paid in kind                                                                              -                   576,000
    Provision for losses on accounts receivable                                                  446,000                   330,000
    Gain on sale of rental equipment                                                          (1,766,000)               (1,179,000)
    Changes in operating assets and liabilities, net of effect of business acquisitions:
       Accounts receivable                                                                    (1,677,000)                  233,000
       Other receivables and prepaid expense                                                     341,000                (2,435,000)
       Income tax receivable                                                                      39,000                         -
       Intangible assets and other assets                                                         68,000                  (778,000)
       Parts and supplies inventories                                                             88,000                  (344,000)
       Accounts payable                                                                       12,963,000                 8,323,000
       Payroll and other accrued expenses                                                     (1,485,000)                  (82,000)
       Accrued interest payable                                                                  227,000                    (4,000)
       Income taxes payable                                                                      891,000                    94,000
       Deferred taxes, net                                                                             -                     1,000
                                                                                       -----------------           ---------------
Net cash provided by operating activities                                                     20,316,000                 9,830,000

INVESTING ACTIVITIES
Acquisitions of rental operations, net of cash acquired                                      (12,015,000)              (11,997,000)
Cash purchases of rental equipment and operating property and
  equipment                                                                                  (44,119,000)              (18,933,000)
Proceeds from sale of used equipment                                                           4,617,000                 2,703,000
Additions to assets held for sale                                                                      -                (1,442,000)
                                                                                       -----------------           ---------------
Net cash used in investing activities                                                        (51,517,000)              (29,669,000)

FINANCING ACTIVITIES
Proceeds from bank debt                                                                       71,400,000                55,154,000
Payments on bank debt                                                                        (38,262,000)              (49,815,000)
Payments of debt issuance costs                                                               (1,702,000)                        -
Payments on long term obligations                                                                (95,000)                 (100,000)
Payments on capital lease obligations                                                            (14,000)                 (264,000)
Proceeds from issuance of preferred stock                                                              -                 7,500,000
Proceeds from issuance of common stock, net of issuance costs                                          -                 7,387,000
                                                                                       -----------------           ---------------
Net cash provided by financing activities                                                     31,327,000                19,862,000
                                                                                       -----------------           ---------------
Net increase in cash and cash equivalents                                                        126,000                    23,000
Cash and cash equivalents at beginning of period                                               1,452,000                 1,455,000
                                                                                       -----------------           ---------------
Cash and cash equivalents at end of  period                                                  $ 1,578,000              $  1,478,000
                                                                                       -----------------           ---------------
Supplemental disclosure of cash flow information
  Cash paid for interest                                                                    $  1,369,000              $  1,068,000
  Cash paid for income taxes                                                                $     67,000              $     53,000

    See accompanying notes.

                          RENTAL SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Rental Service Corporation (RSC or Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Impact of Recently Issued Accounting Standards

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no material change in earnings
(loss) per share (before or after extraordinary items) for the quarterly periods ended March 31, 1997 and 1996.

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


                                          THREE MONTHS           THREE MONTHS
                                         ENDED MARCH 31,        ENDED MARCH 31,
                                              1997                   1996
                                         --------------------------------------
                                                      (UNAUDITED)
Assets acquired                              $ 6,551,000           $10,524,000
Goodwill and covenants not to compete          6,798,000             2,894,000
Less: liabilities assumed                     (1,334,000)           (1,421,000)
                                         --------------------------------------
Cash purchase price                          $12,015,000           $11,997,000
                                         ======================================
Number of acquisitions                                 5                     3

                          RENTAL SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                MARCH 31, 1997
                                  (Unaudited)


          The following table sets forth the unaudited pro forma results of operations for each period in which acquisitions occurred and for the immediately preceding period as if the above acquisitions were consummated at the beginning of the immediately preceding period:


                                              THREE MONTHS      THREE MONTHS
                                             ENDED MARCH 31,  ENDED MARCH 31,
                                                  1997              1996
                                            ---------------------------------
                                                        (UNAUDITED)
Total revenues                                   $50,619,000      $45,287,000
Income before extraordinary item                   2,024,000          443,000
Net income                                         1,490,000          443,000
Earnings per common and common equivalent
share:
  Income before extraordinary item                       .17             (.02)
  Net income                                             .13             (.02)

          Effective March 1, 1997, the Company reached a definitive agreement to acquire all of the outstanding stock of Comtect, Inc. and subsidiaries d/b/a Industrial Air Tool (IAT) for $32.6 million in cash and 189,189 shares of RSC common stock. Up to an additional 108,108 shares of RSC common stock may be paid to the sellers over a three year period if certain performance objectives are met. IAT is a leading "on-site" small tool provider, rental management company and maintenance, repair and operations (MRO) supplier and operates a total of four locations in Texas and Louisiana. The transaction closed on April 25, 1997, and IAT's balance sheet will be consolidated with the Company's under the purchase method of accounting as of that date. This acquisition is anticipated to result in approximately $23.0 million in goodwill, which will be amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of IAT's operations on March 1, 1997 and has included IAT's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments. The pro forma information above includes this acquisition as if it had occurred as of the beginning of each period presented.

3.        BANK DEBT AND LONG TERM OBLIGATIONS

          Bank debt and long-term obligations consist of the following:

                                           MARCH 31,           DECEMBER 31,
                                              1997                  1996
                                         ----------------------------------
                                          (UNAUDITED)

Revolving Line of Credit (Revolver)       $101,005,000          $67,867,000
Notes payable                                  301,000              306,000
Equipment contracts payable                    263,000              353,000
                                          ---------------------------------
                                          $101,569,000          $68,526,000
                                          =================================

          On January 31, 1997, the Company amended the Revolver to, among other things, increase the availability to $200 million, decrease the interest rate margins by 0.5%, increase the advance rates on eligible rental equipment to 100% and extend the maturity date to January 31, 2002. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of
(i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 100% of the value (lower of net book value or market) of eligible rental equipment. The Revolver also contains provisions to annually adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios. The obligation of the lender to make loans or issue letters of credit under the Revolver is subject to certain customary conditions. In addition, the Revolver has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditure investment and minimum EBITDA levels. The Revolver also contains covenants and provisions that restrict, among other things,

                          RENTAL SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                MARCH 31, 1997
                                  (Unaudited)

the Company's subsidiaries ability to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends to RSC. As of March 31, 1997, the Company was in compliance with all covenants of the Revolver, and substantially all of the net consolidated assets of the Company were restricted under the terms of the Revolver.

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

          In connection with the amendment to the Revolver in January 1997, the Company wrote-off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, which has been classified as an extraordinary item, net of income taxes of $386,000, in the accompanying consolidated statements of operations.

4.        PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

Stock Option Plan

          On February 5, 1997, the Company's stockholders approved and the Company adopted the 1996 Equity Participation Plan of Rental Service Corporation (1996 Plan). The 1996 Plan authorizes the issuance of not more than 1,000,000 shares of the Company's common stock (or the equivalent in other equity securities) upon the exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards (Awards). Under the 1996 Plan, Awards may be granted to officers, non-employee directors, key employees and consultants of the Company at a price not to be less than 100% of the fair market price on the date such Award is granted. On February 26, 1997, 425,150 options were granted under the 1996 Plan at an exercise price of $20.25 per share. These options vest in equal installments over a four year period from the date of grant. At March 31, 1997, 575,050 shares of common stock were available for future Awards under the 1996 Plan.

5.        SUBSEQUENT EVENTS

          On April 25, 1997, the Company reached a definitive agreement to acquire substantially all of the assets of Brute Equipment Co. d/b/a Foxx Hy-Reach Company (Foxx) for $32.7 million in cash and 284,250 shares of RSC common stock, of which 233,034 shares will be paid to the seller at closing, with the remaining 51,216 shares to be issued one year from the date of closing. Up to an additional 89,630 shares of RSC common stock may be paid to the seller over a three year period if certain performance objectives are met. The purchase price is subject to adjustment based on levels of accounts receivable, inventory and equipment. Foxx specializes in the rental and sale of aerial equipment to construction and industrial customers and operates a total of four locations in Iowa and Illinois. The transaction is anticipated to close by June 30, 1997, and will be recorded under the purchase method of accounting. The closing is subject to a number of closing conditions, including early termination or expiration of the waiting period under the Hart-Scott-Rodino Act.

          On April 26, 1997, the Company reached a definitive agreement to acquire substantially all of the assets of Central States Equipment, Inc. and Equipment Lessors, Inc. (collectively, Central) for $18.0 million in cash and 204,867 shares of RSC common stock, of which 102,435 shares will be paid to the sellers over a five year period,

                          RENTAL SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                MARCH 31, 1997
                                  (Unaudited)

and may be accelerated to three years if certain performance objectives are met. The purchase price is subject to adjustment based on levels of accounts receivable, inventory and equipment. Central specializes in the rental and sale of aerial equipment, ladders and scaffolding and operates a total of four locations in Kansas, Missouri and Oklahoma. The transaction is anticipated to close by June 30, 1997, and will be recorded under the purchase method of accounting. The closing is subject to a number of closing conditions, including early termination or expiration of the waiting period under the Hart-Scott-Rodino Act.

          On April 28, 1997, the Company's stockholders approved and the Company adopted the Employee Qualified Stock Purchase Plan of Rental Service Corporation (QSP Plan). Under the QSP Plan, the Company has reserved 250,000 shares of common stock for sale to employees. The QSP Plan allows eligible employees of the Company to purchase shares of common stock at the lesser of 85% of the fair market value of such shares at the beginning of each semiannual offering period or 85% of the fair market value of such shares on the date of exercise of an installment of the purchase right. Purchases are limited to 15% of an employee's eligible compensation, subject to a maximum purchase of 1,500 shares in any semiannual offering period. The QSP Plan is expected to commence on July 1, 1997.

          On April 28, 1997, 173,500 options were granted under the 1996 Plan at an exercise price of $18.00 per share. These options vest in equal installments over a four year period from the date of grant.

          On April 30, 1997, the Company received a commitment letter, subject to completion of its secondary offering, to increase the availability under the Revolver to $300.0 million, decrease the interest rate margins by 0.25% and reduce the unused line fee to 0.25% of the unused commitment.

          On May 9, 1997, the Company filed a registration statement for a secondary offering of 4,000,000 shares of common stock. Of the 4,000,000 shares, 3,000,000 will be sold by the Company, with the remainder to be sold by certain selling stockholders. This registration statement is subject to completion or amendment, until such time that it becomes effective.

                          RENTAL SERVICE CORPORATION
                                MARCH 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

    Revenues. Total revenues for the three months ended March 31, 1997 increased 51.9% to $41.3 million from $27.2 million in the same period in 1996. This increase was primarily due to the inclusion of revenues from acquisitions of 14 businesses (consisting of 28 locations) and the opening of 15 start-up locations subsequent to March 31, 1996. Equipment rental revenues increased 40.0% to $27.5 million from $19.7 million due to a larger rental fleet as a result of acquisitions, the partial period impact of $44.1 million in capital expenditures during the first three months of 1997 and the full period impact of $86.8 million in capital expenditures in 1996. Sales of parts, supplies and equipment increased 82.8% to $13.8 million from $7.5 million due primarily to the increased number of rental locations selling these items and the acquisition of IAT, effective in the Company's results of operations from March 1, 1997.

    Gross Profit. Gross profit for the three months ended March 31, 1997 increased to $11.0 million, or 26.6% of total revenues, from $6.0 million, or 22.2% of total revenues, in the same period in 1996. Gross margins on equipment rentals increased to 25.1% of equipment rental revenues from 18.2% for the three months ended March 31, 1996 primarily due to the impact of the 43 locations added since March 31, 1996 and the absence of start-up locations during the three months ended March 31, 1997. Gross margin on sales of parts, supplies and equipment decreased to 29.6% of sales from 32.8%, due primarily to the acquisition of IAT (effective in the Company's results of operations from March 1, 1997) and a change in the product mix of parts, supplies and equipment sales. The Company believes that the gross margin on sales of parts, supplies and equipment will likely continue to decline due to the full period impact of IAT's product sales, which generally have lower gross margins than the parts, supplies and equipment sold by the Company prior to the acquisition of IAT.

    Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1997 was $3.8 million, or 9.2% of total revenues, compared to $2.7 million, or 10.1% of total revenues, in the same period in 1996. This percentage decrease is a result of total revenues increasing at a faster rate than selling, general and administrative expenses.

    Depreciation and Amortization, excluding equipment rental depreciation. Depreciation and amortization, excluding equipment rental depreciation, for the three months ended March 31, 1997 was $1.1 million, or 2.6 % of total revenues, compared to $571,000, or 2.1% of total revenues, for the same period in 1996. This increase is primarily attributable to the larger fleet of service and delivery vehicles in 1997 versus 1996, which has grown as a result of the Company's increased number of locations.

    Amortization of Intangibles. Amortization of intangibles for the three months ended March 31, 1997 was $624,000, or 1.5% of total revenues, compared to $561,000, or 2.0% of total revenues, for the same period in 1996. This increase is due to additional goodwill and covenants not-to-compete associated with acquisitions since March 31, 1996.

    Provision for Income Taxes. Provision for income taxes was $1.7 million for the three months ended March 31, 1997 compared to $213,000 in the same period in 1996. The Company's effective tax rate was 44.1% for the three months ending March 31, 1997, compared to 39.2% for the same period in 1996. The increase in the Company's effective tax rate is a result of increased levels of non-deductible items, primarily goodwill.

    Extraordinary Items. In connection with the implementation of the amended Revolver in January 1997, the Company wrote off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, which has been classified as an extraordinary item, net of income taxes of $386,000.

                          RENTAL SERVICE CORPORATION
                                MARCH 31, 1997


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. The Company historically has financed its capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings and net cash provided by operating activities. The Company had cash and cash equivalents of $1.6 million at March 31, 1997 and $1.5 million at December 31, 1996.

    During the three months ended March 31, 1997, the Company's operating activities provided net cash flow of $20.3 million, as compared to $9.8 million for the same period in the prior year. The principal causes for the variation in cash flow between the periods were higher net income, increased depreciation and amortization, higher average accounts payable and decreased levels of other receivables and prepaid expense.

    Net cash used in investing activities was $51.5 million in the three months ended March 31, 1997, compared to $29.7 million in the same period for the prior year. The increase was primarily attributable to a higher combined level of capital expenditures and acquisitions. Acquisition spending totaled $12.0 million in the three months ended March 31, 1997 and 1996. In addition, the Company had capital expenditures of $44.1 million and $18.9 million in the three months ended March 31, 1997 and 1996, respectively. Capital expenditures were primarily for purchases of rental equipment. Included in investing activities were proceeds from the sale of equipment, which were $4.6 million for the three months ended March 31, 1997, compared to $2.7 million for the same period in the prior year. This increase was primarily the result of a larger fleet resulting from acquisitions and capital expenditures.

    Net cash provided by financing activities was $31.3 million for the three months ended March 31, 1997, compared to $19.9 million in the same period for the prior year. The net cash provided by financing activities was primarily due to borrowings under the Revolver.

    The Company's principal source of liquidity is the Revolver, which consists of a revolving line of credit and availability of letters of credit, which combined initially could not exceed $125.0 million. On January 31, 1997, the Company amended the Revolver to, among other things, increase the availability to $200.0 million, increase the advance rates on eligible rental equipment to 100%, decrease the interest rate margins by 0.50% and extend the maturity date to January 31, 2002. The amended Revolver increased the allowed investments and capital expenditures to $90.0 million in 1997, $105.0 million in each of 1998 and 1999, $115.0 million in 2000 and $105.0 million in 2001 (plus amounts reinvested from asset sales). In connection with the implementation of the amended Revolver, the Company recorded an extraordinary loss on extinguishment of debt of $920,000, net of income taxes of $386,000, in the first quarter of 1997 associated with the write-off of unamortized debt issuance costs.

    The amended Revolver also contains provisions to annually adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios. The total amount of credit available under the amended Revolver is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 100% of the value (at the lower of net book value or market) of eligible rental equipment. The amended Revolver expires January 31, 2002. The obligation of the lender to make loans or issue letters of credit under the Revolver is subject to certain customary conditions. In addition, the Revolver has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditure investment and minimum EBITDA levels. The Revolver also contains covenants and provisions that restrict, among other things, the Company's subsidiaries' ability to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends to RSC. As of March 31, 1997, the Company was in compliance with all covenants of the Revolver, and substantially all of the Company's net consolidated assets were restricted under the terms of the Revolver.

                          RENTAL SERVICE CORPORATION
                                MARCH 31, 1997


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

    At May 11, 1997, the principal amount outstanding under the Revolver was $148.9 million, the interest rate on such borrowings was 7.8%, and an additional $21.2 million was available to the Company under the Revolver.

    On April 30, 1997, the Company received a commitment letter, subject to completion of its secondary offering, to increase the availability under the Revolver to $300.0 million, decrease the interest rate margins by 0.25% and reduce the unused line fee to 0.25% of the unused commitment.

    As part of its growth strategy, the Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. The Company is currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more letters of intent or acquisition agreements. Since December 31, 1996, the Company has completed six acquisitions of rental equipment businesses with an aggregate of 12 locations in Arkansas, Georgia, Louisiana and Texas. The Company's liquidity and capital resources have been and will continue to be significantly impacted by the Company's growth strategy and by the need to offer customers a modern and well-maintained rental equipment fleet. The Company must be able to open start-up locations and make the capital expenditures necessary to acquire and maintain its rental fleet. At March 31, 1997, the Company was obligated, under noncancellable purchase commitments, to purchase $17.8 million of rental equipment. Such purchases are expected to be financed with cash flows from operations and through borrowings under the Revolver.

    On April 25, 1997, the Company reached a definitive agreement to acquire substantially all of the assets of Brute Equipment Co. d/b/a Foxx Hy-Reach Company (Foxx) for $32.7 million in cash and 284,250 shares of RSC common stock, of which 233,034 shares will be paid to the seller at closing, with the remaining 51,216 shares to be issued one year from the date of closing. Up to an additional 89,630 shares of RSC common stock may be paid to the seller over a three year period if certain performance objectives are met. The purchase price is subject to adjustment based on levels of accounts receivable, inventory and equipment. Foxx specializes in the rental and sale of aerial equipment to construction and industrial customers and operates a total of four locations in Iowa and Illinois. The transaction is anticipated to close by June 30, 1997, and will be recorded under the purchase method of accounting. The closing is subject to a number of closing conditions, including early termination or expiration of the waiting period under the Hart-Scott-Rodino Act.

    On April 26, 1997, the Company reached a definitive agreement to acquire substantially all of the assets of Central States Equipment, Inc. and Equipment Lessors, Inc. (collectively, Central) for $18.0 million in cash and 204,867 shares of RSC common stock, of which 102,435 shares will be paid to the sellers over a five year period, and may be accelerated to three years if certain performance objectives are met. The purchase price is subject to adjustment based on levels of accounts receivable, inventory and equipment. Central specializes in the rental and sale of aerial equipment, ladders and scaffolding and operates a total of four locations in Kansas, Missouri and Oklahoma. The transaction is anticipated to close by June 30, 1997, and will be recorded under the purchase method of accounting. The closing is subject to a number of closing conditions, including early termination or expiration of the waiting period under the Hart-Scott-Rodino Act.

                          RENTAL SERVICE CORPORATION
                                MARCH 31, 1997


    The Company believes that cash flow from operations, together with availability under the Revolver and vendor financing in appropriate cases, will be sufficient to support its operations and capital liquidity requirements for the next 12 months. However, if significant acquisition opportunities arise, the Company may need to seek additional capital to complete them. Such acquisitions could be financed through the incurrence of additional indebtedness, including convertible debt, or the issuance of common or preferred stock (which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If such financing were not available, the Company's growth strategy could be hampered and its cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. Further, additional indebtedness would increase RSC's leverage and may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

    On May 9, 1997, the Company filed a registration statement for a secondary offering of 4,000,000 shares of common stock. Of the 4,000,000 shares, 3,000,000 will be sold by the Company, with the remainder to be sold by certain selling stockholders. Proceeds from this secondary offering are expected be used to reduce the Company's indebtedness under the Revolver in order to provide borrowing availability for general corporate purposes, including acquisitions. This registration statement is subject to completion or amendment, until such time that it becomes effective.

                          RENTAL SERVICE CORPORATION
                                MARCH 31, 1997


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

        The Company previously received a letter from an attorney representing a minor injured in June 1996 while accompanying an adult using a piece of equipment rented from the Company. The accident also resulted in the death of the adult. The estate of the deceased filed a lawsuit against the Company. The Company also received a letter from an attorney representing another individual with respect to an action for damages arising out of the same incident. During the first quarter, these matters were settled within the limits of the Company's general liability insurance policy.

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's stockholders were asked to approve, through a written consent dated January 10, 1997, the 1996 Equity Participation Plan of Rental Service Corporation (1996 Plan). The 1996 Plan authorizes the issuance of not more than 1,000,000 shares of the Company's common stock (or the equivalent in other equity securities) upon the exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards.

        The 1996 Plan was approved based on the stockholder votes set forth below:

                  Number of votes for:             6,824,193
                  Number of votes against:         1,653,418
                  Number of votes abstaining:        174,370

Item 5. Other Information

        As noted in a Current Report on Form 8-K, dated April 14, 1997, the Company has promoted Douglas A. Waugaman to Senior Vice President of Operations (effective April 14, 1997). Mr. Waugaman was most recently the Company's Vice President and Chief Financial Officer. Additionally, Robert M. Wilson and Bruce A. Lisanti have joined the Company as Senior Vice President and Chief Financial Officer (effective April 14, 1997) and as Senior Vice President of Marketing (effective April 21, 1997), respectively.

                          RENTAL SERVICE CORPORATION
                                MARCH 31, 1997


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             EXHIBIT NUMBER                                  DESCRIPTION
             --------------     -------------------------------------------------------------------------
                   * 10.1       First Amendment to the Amended and Restated Credit Agreement, dated as of January
                                31, 1997.
                   # 10.2       The 1996 Equity Participation Plan of Rental
                                Service Corporation.
                   T 10.3       Form of Incentive Stock Option Agreement for Employees.
                   T 10.4       Form of Non-Qualified Stock Option Agreement for Directors.
                   + 10.5       Employee Qualified Stock Purchase Plan of Rental Service Corporation.
                   I 10.6       Stock Purchase Agreement by and among Andy G. Gessner; Larry R. Bush; Stacy K.
                                Bush; Larry R. Bush, Trustee of the Stacy K. Bush Trust and Roy B. Bush as "Sellers,"
                                Acme Dixie, Inc. as "Buyer", Rental Service Corporation as "Parent" and Comtect, Inc.
                                and Comtect, Inc.'s Subsidiaries being IAT Interests of Nevada, Inc.; RNJB, Inc.;
                                CFTSIJC, Inc.; Industrial Air Tool Pasadena, Inc.; Industrial Air Tool Texas City, Inc.;
                                PST, Inc. of Louisiana and LRB Supply, Inc. as the "Company", dated March 14, 1997.
                   I 10.7       Asset Purchase Agreement by and among Brute Equipment Co. d/b/a "Foxx Hy-Reach
                                Company" as "Seller," Rental Service Corporation, Walker Jones Equipment Company
                                as "Buyer" and Thomas H. Foster, dated April 25, 1997.
                   I 10.8       Asset Purchase Agreement by and among Central States Equipment, Inc. and
                                Equipment Lessors, Inc. as "Sellers," Walker Jones Equipment Company as "Buyer"
                                and the stockholders of Sellers, dated April 26, 1997.
                   T 10.9       Letter Agreement dated April 30, 1997, between the Company's subsidiaries and BT
                                Commercial Corporation relating to a proposed amendment to the Amended and
                                Restated Credit Agreement.
                     11.1       Statement re: computation of earnings per share.
                   T 21.1       Subsidiaries of Rental Service Corporation.
                     27.1       Financial Data Schedule
     --------------------

     * Filed as an exhibit to the Company's Current Report on Form 8-K dated January 31, 1997, and incorporated herein by reference.

     # Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-22403), and incorporated herein by reference.

     T Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-26753), and incorporated herein by reference.

     + Filed with the Company's Proxy Statement on Schedule 14A filed March 26, 1997, and incorporated herein by reference.

     I Filed as an exhibit to the Company's Current Report on Form 8-K dated April 14, 1997, and incorporated herein by reference.

                          RENTAL SERVICE CORPORATION
                                MARCH 31, 1997


   (b)    Reports on Form 8-K

          1) The Company filed a Current Report on Form 8-K, dated January 31, 1997, announcing an amendment to the Revolver increasing the availability to $200.0 million and stockholder approval of the 1996 Equity Participation Plan of Rental Service Corporation.

          2) The Company filed a Current Report on Form 8-K dated March 14, 1997 announcing the signing of a definitive agreement, effective March 1, 1997, to acquire all of the outstanding stock of Comtect, Inc. and subsidiaries d/b/a Industrial Air Tool. This 8-K also announced the acquisition of United Rentals & Sales and the opening of the Company's 100th location.

                          RENTAL SERVICE CORPORATION
                                MARCH 31, 1997




                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RENTAL SERVICE CORPORATION
                                 --------------------------------
                                           (Registrant)


Date:      May 14, 1997       By:   /s/ Martin R. Reid
     ----------------------      --------------------------------
                                        Martin R. Reid
                                        Chairman
                                        Chief Executive Officer

Date:      May 14, 1997       By:   /s/ Douglas A. Waugaman
     ----------------------      --------------------------------
                                        Douglas A. Waugaman
                                        Senior Vice President of Operations

Date:      May 14, 1997       By:   /s/ Robert M. Wilson
     ----------------------      --------------------------------
                                        Robert M. Wilson
                                        Senior Vice President
                                        Chief Financial Officer
