Form 10-Q
period 1997-06-30
RENTAL SERVICE CORP
filed 1997-08-13
CIK 1016572

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

Commission file number 000-21237

                           RENTAL SERVICE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                             33-0569350
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

14505 N. HAYDEN RD., SUITE 322, SCOTTSDALE, ARIZONA                 85260
    (Address of Principal Executive Offices)                      (Zip Code)

                                 (602) 905-3300
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X   No
          ---     -----
                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,923,200 shares of common stock, $.01 par value, outstanding at August 6, 1997.

                           RENTAL SERVICE CORPORATION

                                TABLE OF CONTENTS



PART I FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996 ......................   1

             Consolidated Statements of Operations
                  Three and six months ended June 30, 1997 and 1996 ........   2

             Consolidated Statements of Cash Flows
                  Six months ended June 30, 1997 and 1996 ..................   3

             Notes to Consolidated Financial Statements - June 30, 1997 ....   4

     ITEM 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ....................................   8

PART II OTHER INFORMATION

     ITEM 1. Legal Proceedings ............................................   12

     ITEM 4. Submission of Matters to a Vote of Security Holders ..........   12

     ITEM 5. Other Information ............................................   13

     ITEM 6. Exhibits and Reports on Form 8-K .............................   13

SIGNATURES ................................................................   15

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                           RENTAL SERVICE CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                           June 30,      December 31,
                                                             1997            1996
                                                         ------------    ------------
                                                         (Unaudited)
                       ASSETS
Cash and cash equivalents                                $  2,644,000    $  1,452,000
Accounts receivable, net                                   39,824,000      20,856,000
Other receivables and prepaid expense                       3,543,000       3,170,000
Income tax receivable                                       1,117,000       1,563,000
Parts and supplies inventories, net                        19,649,000      10,099,000
Deferred taxes                                              8,787,000       8,645,000
Rental equipment, principally machinery, at cost, net     232,418,000     116,921,000
Operating property and equipment, at cost, net             24,927,000      20,043,000
Intangible assets, net                                    115,273,000      34,801,000
Other assets, primarily deferred financing costs, net       3,714,000       1,383,000
                                                         ------------    ------------
                                                         $451,896,000    $218,933,000
                                                         ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                         $ 43,373,000    $ 20,302,000
Payroll and other accrued expenses                         32,292,000      21,540,000
Accrued interest payable                                    1,425,000         514,000
Income taxes payable                                        3,489,000          48,000
Deferred taxes                                             12,573,000      12,863,000
Bank debt and long term obligations                       190,808,000      68,526,000
Obligations under capital leases                               46,000          68,000
                                                         ------------    ------------
Total liabilities                                         284,006,000     123,861,000
Stockholders' equity:
  Preferred stock, $.01 par value:
   Authorized shares - 500,000
   Issued and outstanding shares - none                            --              --
  Common stock, $.01 par value:
   Authorized shares - 20,000,000
   Issued and outstanding shares - 14,907,963 at June
     30, 1997 and 11,376,378 at December 31, 1996             149,000         114,000
  Additional paid-in capital                              159,315,000      93,917,000
  Common stock issuable - 153,651 shares at June 30,
   1997 and none at December 31, 1996                       2,881,000              --
  Retained earnings                                         5,545,000       1,041,000
                                                         ------------    ------------
Total stockholders' equity                                167,890,000      95,072,000
                                                         ------------    ------------
                                                         $451,896,000    $218,933,000
                                                         ============    ============

See accompanying notes.

                           RENTAL SERVICE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                        1997            1996            1997            1996
                                                    ------------    ------------    ------------    ------------
Revenues:
  Equipment rentals                                 $ 36,800,000    $ 22,874,000    $ 64,327,000    $ 42,530,000
  Sales of parts, supplies and new equipment          17,787,000       5,722,000      26,952,000      10,560,000
  Sales of used equipment                              3,967,000       2,671,000       8,584,000       5,374,000
                                                    ------------    ------------    ------------    ------------
Total revenues                                        58,554,000      31,267,000      99,863,000      58,464,000
Cost of revenues:
  Cost of equipment rentals, excluding
   equipment rental depreciation                      19,361,000      13,551,000      33,678,000      26,000,000
  Depreciation, equipment rentals                      7,730,000       4,156,000      14,035,000       7,789,000
  Cost of sales of parts, supplies and new
   equipment                                          13,869,000       4,121,000      20,606,000       7,574,000
  Cost of sales of used equipment                      2,724,000       1,681,000       5,696,000       3,295,000
                                                    ------------    ------------    ------------    ------------
Total cost of revenues                                43,684,000      23,509,000      74,015,000      44,658,000
                                                    ------------    ------------    ------------    ------------
Gross profit                                          14,870,000       7,758,000      25,848,000      13,806,000
Selling, general and administrative expense            4,685,000       3,028,000       8,469,000       5,762,000
Depreciation and amortization, excluding
  equipment rental depreciation                        1,219,000         607,000       2,287,000       1,178,000
Amortization of intangibles                              745,000         600,000       1,369,000       1,161,000
                                                    ------------    ------------    ------------    ------------
Operating income                                       8,221,000       3,523,000      13,723,000       5,705,000
Interest expense, net                                  3,030,000       2,045,000       4,627,000       3,684,000
                                                    ------------    ------------    ------------    ------------
Income before income taxes and
  extraordinary item                                   5,191,000       1,478,000       9,096,000       2,021,000
Provision for income taxes                             2,336,000         581,000       4,058,000         794,000
                                                    ------------    ------------    ------------    ------------
Income before extraordinary item                       2,855,000         897,000       5,038,000       1,227,000
Extraordinary item, loss on extinguishment
  of debt less applicable income tax
  benefit of $386,000 in 1997                                 --              --         534,000              --
                                                    ------------    ------------    ------------    ------------
Net income                                             2,855,000         897,000       4,504,000       1,227,000
Redeemable preferred stock accretion                          --         565,000              --       1,119,000
                                                    ============    ============    ============    ============
Net income available to common stockholders         $  2,855,000    $    332,000    $  4,504,000    $    108,000
                                                    ============    ============    ============    ============

Earnings per common and common equivalent share:
Income before extraordinary item                    $        .23    $        .06    $        .42    $        .02
Extraordinary item                                            --              --            (.05)             --
                                                    ============    ============    ============    ============
Net income                                          $        .23    $        .06    $        .37    $        .02
                                                    ============    ============    ============    ============

Weighted average common and common
  equivalent shares                                   12,597,949       5,510,959      12,048,591       5,508,781
                                                    ============    ============    ============    ============

See accompanying notes.

                          RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  1997              1996
                                                                              -------------     -------------
OPERATING ACTIVITIES
Net income                                                                    $   4,504,000     $   1,227,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                 17,691,000        10,128,000
   Extraordinary item                                                               534,000                --
   Interest paid in kind                                                                 --         1,200,000
   Provision for losses on accounts receivable                                    1,010,000           584,000
   Gain on sale of rental equipment                                              (2,888,000)       (2,194,000)
    Changes in operating assets and liabilities, net of effect of business acquisitions:
      Accounts receivable                                                        (7,882,000)       (1,753,000)
      Other receivables and prepaid expense                                         226,000        (4,738,000)
      Income tax receivable                                                         446,000                --
      Intangible assets and other assets                                           (182,000)         (759,000)
      Parts and supplies inventories                                               (866,000)       (1,176,000)
      Accounts payable                                                           20,248,000        10,247,000
      Payroll and other accrued expenses                                          1,093,000         1,550,000
      Accrued interest payable                                                      910,000            32,000
      Income taxes payable                                                        3,394,000          (407,000)
                                                                              -------------     -------------
Net cash provided by operating activities                                        38,238,000        13,941,000
INVESTING ACTIVITIES
Acquisitions of rental operations, net of cash
  acquired                                                                     (119,550,000)      (19,858,000)
Cash purchases of rental equipment and operating
  property and equipment                                                       (100,781,000)      (42,392,000)
Proceeds from sale of used equipment                                              8,584,000         5,374,000
Additions to assets held for sale                                                        --        (2,244,000)
                                                                              -------------     -------------
Net cash used in investing activities                                          (211,747,000)      (59,120,000)
FINANCING ACTIVITIES
Proceeds from bank debt                                                         261,160,000       116,954,000
Payments on bank debt                                                          (138,705,000)      (85,713,000)
Payments of debt issuance costs                                                  (3,202,000)               --
Payments on long term obligations                                                  (172,000)         (192,000)
Payments on capital lease obligations                                               (23,000)         (329,000)
Proceeds from issuance of preferred stock                                                --         7,500,000
Proceeds from issuance of common stock, net of
   issuance costs                                                                55,643,000         7,369,000
                                                                              -------------     -------------
Net cash provided by financing activities                                       174,701,000        45,589,000
                                                                              -------------     -------------
Net increase in cash and cash equivalents                                         1,192,000           410,000
Cash and cash equivalents at beginning of period                                  1,452,000         1,455,000
                                                                              -------------     -------------
Cash and cash equivalents at end of period                                    $   2,644,000     $   1,865,000
                                                                              =============     =============
Supplemental disclosure of cash flow information
  Cash paid for interest                                                      $   3,716,000     $   1,882,000
  Cash paid for income taxes                                                  $      74,000     $   1,019,000

See accompanying notes.

                           RENTAL SERVICE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Rental Service Corporation (RSC or Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (SEC File No. 333-26753, effective May 29,
1997).

      Certain amounts in the prior period financial statements have been reclassified to conform with the current period financial statement presentation.

Impact of Recently Issued Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no material change in earnings per share (before or after extraordinary items) for the three and six month periods ended June 30, 1997 and 1996.

2.    BUSINESS ACQUISITIONS

      A principal component of the Company's business strategy is to continue to grow through acquisitions that augment its present operations as well as enter into new geographic markets. In keeping with this strategy, the Company has made several acquisitions of rental operations. These acquisitions have been accounted for as purchases and, accordingly, the acquired tangible and identifiable intangible assets and liabilities have been recorded at their estimated fair values at the dates of acquisition with any excess purchase price reflected as goodwill in the accompanying consolidated financial statements. Purchase accounting values for all acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

      The following table sets forth, for the periods indicated, the net assets acquired, liabilities assumed, common stock issued or issuable and cash purchase price for these acquisitions.

                                          SIX MONTHS        SIX MONTHS
                                         ENDED JUNE 30,    ENDED JUNE 30,
                                             1997              1996
                                         -------------     -------------
                                                   (UNAUDITED)
Assets acquired                          $  62,633,000     $  15,967,000
Goodwill and covenants not to compete       81,826,000         6,684,000
Less: common stock issued or issuable      (12,671,000)               --
Less: liabilities assumed                  (12,238,000)       (2,793,000)
                                         -------------     -------------
Cash purchase price                      $ 119,550,000     $  19,858,000
                                         =============     =============
Number of acquisitions                              14                 5

                           RENTAL SERVICE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


      The following table sets forth the unaudited pro forma results of operations for each period in which acquisitions occurred and for the immediately preceding period as if those acquisitions were consummated at the beginning of the immediately preceding period:

                                          SIX MONTHS      SIX MONTHS
                                        ENDED JUNE 30,  ENDED JUNE 30,
                                             1997           1996
                                         ------------    ------------
                                                  (UNAUDITED)
Total revenues                           $129,067,000    $116,700,000

Income before extraordinary item            5,574,000       1,895,000
Net income                                  5,040,000       1,895,000
Earnings per common and common
equivalent share:
     Income before extraordinary item             .44             .13
     Net income                                   .40             .13

      Effective March 1, 1997, the Company reached a definitive agreement, to acquire all of the outstanding stock of Comtect, Inc. and subsidiaries d/b/a Industrial Air Tool (IAT) for $32.6 million in cash and 189,189 shares of RSC common stock. Up to an additional 108,108 shares of RSC common stock may be paid to the sellers over a three year period if certain performance objectives are met. IAT is a leading "on-site" small tool provider, rental management company and maintenance, repair and operations (MRO) supplier and operates a total of four locations in Texas and Louisiana. The transaction closed on April 25, 1997, and IAT's balance sheet was consolidated with the Company's under the purchase method of accounting as of that date. This acquisition resulted in approximately $23.8 million in goodwill, which is being amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of IAT's operations on March 1, 1997 and has included IAT's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments. The pro forma information above includes this acquisition as if it had occurred as of the beginning of 1997 and 1996, respectively.

      On June 5, 1997, the Company acquired substantially all of the assets of Brute Equipment Co. d/b/a Foxx Hy-Reach Company (Foxx) for $32.7 million in cash and 284,250 shares of RSC common stock, of which 233,034 shares were paid to the Seller at closing, with the remaining 51,216 shares to be issued one year from the date of closing. Up to an additional 89,630 shares of RSC common stock may be paid to the seller over a three year period if certain performance objectives are met. Foxx specializes in the rental and sale of aerial equipment to construction and industrial customers and operates a total of four locations in Iowa and Illinois. This acquisition was recorded under the purchase method of accounting and resulted in approximately $24.4 million in goodwill, which is being amortized over 40 years. The pro forma information above includes this acquisition as if it had occurred as of the beginning of 1997 and 1996, respectively.

      On June 17, 1997, the Company acquired substantially all of the assets of Central States Equipment, Inc. and Equipment Lessors, Inc. (collectively, Central) for approximately $18.0 million in cash and 204,867 shares of RSC common stock, of which 102,435 shares of RSC common stock will be paid to the sellers over a five year period, and may be accelerated to three years if certain performance objectives are met. Central specializes in the rental and sale of aerial equipment, ladders and scaffolding and operates a total of four locations in Kansas, Missouri and Oklahoma. This acquisition was recorded under the purchase method of accounting and resulted in approximately $11.0 million in goodwill, which is being amortized over 40 years. The pro forma information above includes this acquisition as if it had occurred as of the beginning of 1997 and 1996, respectively.

      The common stock issuable in the accompanying consolidated balance sheets is associated with the common stock relating to the acquisitions of Foxx (51,216 shares) and Central (102,435 shares) which vests over future time periods. Common stock issuable is treated as if it were outstanding since the date of the respective acquisition for the calculation of weighted average common and common equivalent shares. Weighted average common and common equivalent shares excludes the effects of the potential issuance of all shares contingent on the achievement of certain performance objectives, as the related objectives have not currently been achieved.

                           RENTAL SERVICE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


3.    BANK DEBT AND LONG TERM OBLIGATIONS

      Bank debt and long-term obligations consist of the following:

                                                    JUNE 30,        DECEMBER 31,
                                                      1997              1996
                                                  ------------      ------------
                                                   (UNAUDITED)
Revolving credit facility (Revolver)              $190,321,000      $ 67,867,000
Notes payable                                          297,000           306,000
Equipment contracts payable                            190,000           353,000
                                                  ============      ============
                                                  $190,808,000      $ 68,526,000
                                                  ============      ============

      On June 4, 1997, the Company amended the Revolver to, among other things, increase the availability to $300.0 million, decrease the interest rate margins by 0.25% with further reductions if certain interest coverage ratios are met and to reduce the unused line fee to 0.25% of the unused commitment. The total amount of credit available under the amended Revolver is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 100% of the value (lower of net book value or market) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 80% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 75% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the amended Revolver. The amended Revolver expires on January 31, 2002. The amended Revolver also contains provisions to annually adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios. The obligation of the lender to make loans or issue letters of credit under the Revolver is subject to certain customary conditions. In addition, the Revolver has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditure investment and minimum EBITDA levels. The Revolver also contains covenants and provisions that restrict, among other things, the Company's subsidiaries ability to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets;
(vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends to RSC. Effective June 30, 1997, the Company further amended the Revolver to increase the allowed level of investments and capital expenditures for 1997 to $138.0 million and to increase the maximum allowed total indebtedness to trailing EBITDA ratio for each of the last three quarters of 1997. As of June 30, 1997, the Company was in compliance with all covenants of the Revolver, and substantially all of the net consolidated assets of the Company were restricted under the terms of the Revolver.

      Borrowings under the Revolver are secured by all of the real and personal property of the Company's subsidiaries and a pledge of the capital stock and intercompany debt of the Company's subsidiaries. RSC is a guarantor of the obligations of its subsidiaries under the Revolver, and has granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure such guaranty. The Revolver also restricts the Company from declaring or paying dividends on its common stock. In addition, the Company's subsidiaries are guarantors of the obligations of the other subsidiaries under the Revolver. The Revolver includes a $2 million letter of credit facility, with a fee equal to 2.75% of the face amount of letters of credit payable to the lenders and other customary fees payable to the issuer of the letter of credit. A commitment fee equal to 0.25% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears.

      In connection with an amendment to the Revolver in January 1997, the Company wrote-off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, which has been classified as an extraordinary item, net of income taxes of $386,000, in the accompanying consolidated statement of operations for the six months ended June 30, 1997.

                           RENTAL SERVICE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



4.    STOCKHOLDERS' EQUITY

Secondary Offering

      On June 4, 1997, the Company completed a secondary offering of 6,072,000 shares of its common stock. Of the 6,072,000 shares, 3,000,000 were sold by the Company, with the remainder sold by certain of the Company's existing stockholders. Proceeds to the Company, net of the underwriting discount, were approximately $56.6 million. The Company utilized these proceeds to reduce its outstanding obligations under the Revolver in order to provide borrowing availability for general corporate purposes, including acquisitions.

Employee Stock Purchase Plan

      On April 28, 1997 at the Company's Annual Meeting of Stockholders, the Company's stockholders approved, and the Company adopted, the Employee Qualified Stock Purchase Plan of Rental Service Corporation (QSP Plan). Under the QSP Plan, the Company has reserved 250,000 shares of common stock for sale to employees. The QSP Plan allows eligible employees of the Company to purchase shares of common stock at the lesser of 85% of the fair market value of such shares at the beginning of each semiannual offering period or 85% of the fair market value of such shares on the date of exercise of an installment of the purchase right. Purchases are limited to 15% of an employee's eligible compensation, subject to a maximum purchase of 1,500 shares in any semiannual offering period. The QSP Plan commenced on July 1, 1997.

Stock Option Plan

      During the quarter ended June 30, 1997, the Company issued options for the purchase of 222,800 shares of common stock. Under the terms of the 1996 Equity Participation Plan of Rental Service Corporation (1996 Plan), these options were granted with exercise prices equal to the fair market value of the Company's common stock on the respective dates of grant. All of these options vest in equal installments over four year periods from the respective dates of grant. At June 30, 1997, 372,450 shares of common stock were available for future awards (as defined) under the 1996 Plan.

5.    SUBSEQUENT EVENTS

      Subsequent to June 30, 1997, options for the purchase of 11,000 shares of common stock were granted under the 1996 Plan with exercise prices equal to the fair market value of the Company's common stock on the respective dates of grant. These options vest in equal installments over a four year period from the respective dates of grant.

                           RENTAL SERVICE CORPORATION
                                  JUNE 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

       Revenues. Total revenues for the three months ended June 30, 1997 increased 87.3% to $58.6 million from $31.3 million in the same period in 1996. This increase was primarily due to the inclusion of revenues from acquisitions of 20 businesses (consisting of 42 locations) and the opening of 11 start-up locations since June 30, 1996. Equipment rental revenues increased 60.9% to $36.8 million from $22.9 million due to a larger rental fleet as a result of acquisitions, the partial period impact of $100.8 million in capital expenditures during the first half of 1997 and the full period impact of $86.8 million in capital expenditures in 1996. Sales of parts, supplies and new equipment increased 210.9% to $17.8 million from $5.7 million due primarily to the increased number of rental locations selling these items and the acquisition of IAT, effective in the Company's results of operations from March 1, 1997. Sales of used equipment increased 48.5% to $4.0 million from $2.7 million due to the larger rental fleet and the Company's ongoing strategy of selling the older items in its fleet.

       Total revenues for the six months ended June 30, 1997 increased 70.8% to $99.9 million from $58.5 million in the same period in 1996. This increase was primarily attributable to acquisitions and start-up locations. Equipment rental revenues increased 51.3% to $64.3 million from $42.5 million due to a larger rental fleet as a result of acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 155.2% to $27.0 million from $10.6 million, while sales of used equipment increased 59.7% to $8.6 million from $5.4 million.

       Gross Profit. Gross profit for the three months ended June 30, 1997 increased to $14.9 million, or 25.4% of total revenues, from $7.8 million, or 24.8% of total revenues, in the same period in 1996. Gross margins on equipment rentals increased to 26.4% of equipment rental revenues from 22.6% for the three months ended June 30, 1996 primarily due to the impact of the net increase of 51 locations since June 30, 1996 and the small number of start-up locations opened during the three months ended June 30, 1997. Gross margin on sales of parts, supplies and new equipment decreased to 22.0% of sales from 28.0%, due primarily to the acquisition of IAT (effective in the Company's results of operations from March 1, 1997) and a change in the product mix of parts, supplies and new equipment sales. Excluding the acquisition of IAT, the Company's gross margin on sales of parts, supplies and new equipment would have been 27.2% for the three months ended June 30, 1997. The Company believes that the gross margin on sales of parts, supplies and equipment will likely remain at this lower level due to the impact of IAT's product sales, which generally have had lower gross margins than the parts, supplies and new equipment sold by the Company prior to the acquisition of IAT. Gross margin on sales of used equipment decreased to 31.3% of sales from 37.1%, due primarily to a change in the mix and age of the equipment being sold.

       Gross profit for the six months ended June 30, 1997 increased to $25.8 million, or 25.9% of total revenues, from $13.8 million, or 23.6% of total revenues, in the same period in 1996. Gross margins on equipment rentals increased to 25.8% of equipment rental revenues from 20.6% for the six months ended June 30, 1996, primarily due to the increased number of locations. Gross margin on sales of parts, supplies and new equipment decreased to 23.5% of sales from 28.3%, due primarily to the acquisition of IAT. Excluding the acquisition of IAT, the Company's gross margin on sales of parts, supplies and new equipment would have been 28.5% for the six months ended June 30, 1997. Gross margin on sales of used equipment decreased to 33.6% of sales from 38.7%, due primarily to a change in the mix and age of the equipment being sold.

       Selling, General and Administrative Expense. Selling, general and administrative expense for the three and six months ended June 30, 1997 was $4.7 million, or 8.0% of total revenues, and $8.5 million, or 8.5% of total revenues, respectively, compared to $3.0 million, or 9.7% of total revenues, and $5.8 million, or 9.9% of total revenues, respectively, in the same periods in 1996. These percentage decreases are the result of total revenues increasing at a faster rate than selling, general and administrative expenses.

                           RENTAL SERVICE CORPORATION
                                  JUNE 30, 1997


       Depreciation and Amortization, excluding equipment rental depreciation. Depreciation and amortization, excluding equipment rental depreciation, for the three and six months ended June 30, 1997 was $1.2 million, or 2.1% of total revenues, and $2.3 million, or 2.3% of total revenues, respectively, compared to $607,000, or 1.9% of total revenues, and $1.2 million, or 2.0% of total revenues, respectively, in the same periods in 1996. These increases are primarily attributable to the larger fleet of service and delivery vehicles in 1997 versus 1996, which has grown as a result of the Company's increased number of locations and larger rental fleet.

       Amortization of Intangibles. Amortization of intangibles for the three and six months ended June 30, 1997 was $745,000, or 1.3% of total revenues, and $1.4 million, or 1.4% of total revenues, respectively, compared to $600,000, or 1.9% of total revenues, and $1.2 million, or 2.0% of total revenues, respectively, in the same periods in 1996. These increases are due to the additional goodwill and covenants not-to-compete associated with acquisitions completed since June 30, 1996.

       Interest Expense, net. Interest expense, net, for the three and six months ended June 30, 1997 was $3.0 million and $4.6 million, respectively, compared to $2.0 million and $3.7 million, respectively, for the same periods in 1996. These increases are the result of the Company's increased average debt outstanding for the three and six month periods ended June 30, 1997 compared to the same periods in 1996. The increased debt has resulted from acquisitions, capital expenditures and start-up locations financed under the Company's revolving credit facility (Revolver).

       Provision for Income Taxes. Provision for income taxes was $2.3 million and $4.1 million, respectively, for the three and six months ended June 30, 1997 compared to $581,000 and $794,000, respectively, in the same periods in 1996. The Company's effective tax rate was 45.0% and 44.6%, respectively, for the three and six months ending June 30, 1997, compared to 39.3% for the same periods in 1996. The increases in the Company's effective tax rate are a result of increased levels of non-deductible items, primarily goodwill.

       Extraordinary Item. In connection with the implementation of an amendment to the Revolver in January 1997, the Company wrote off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, which has been classified as an extraordinary item, net of income taxes of $386,000, in the consolidated statement of operations for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

       The Company received net proceeds of approximately $56.6 million from the sale of 3,000,000 shares of common stock in a secondary offering. Through the application of these proceeds, the Company has improved its liquidity and capital resources through the replacement of a significant portion of its secured debt (as well as the related interest and debt obligations) with common stock. Specifically, the Company used these proceeds to reduce the indebtedness under its Revolver to provide borrowing availability for general corporate purposes, including acquisitions.

       The Company's primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. The Company has historically financed its capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings and net cash provided by operating activities. The Company had cash and cash equivalents of $2.6 million at June 30, 1997 and $1.5 million at December 31, 1996.

       During the six months ended June 30, 1997, the Company's operating activities provided net cash flow of $38.2 million, compared to $13.9 million for the same period in the prior year. The principal causes for the variation in cash flow between the periods were higher net income, increased depreciation and amortization, higher average accounts payable, decreased levels of other receivables and prepaid expense and higher income taxes payable.

                           RENTAL SERVICE CORPORATION
                                  JUNE 30, 1997


       Net cash used in investing activities was $211.7 million in the six months ended June 30, 1997, compared to $59.1 million in the same period for the prior year. The increase was attributable to a higher combined level of capital expenditures and acquisitions. Acquisition spending totaled $119.6 million and $19.9 million in the six months ended June 30, 1997 and 1996, respectively. In addition, the Company had capital expenditures of $100.8 million and $42.4 million in the six months ended June 30, 1997 and 1996, respectively. Capital expenditures were primarily for purchases of rental equipment. Included in investing activities were proceeds from the sale of used equipment, which were $8.6 million for the six months ended June 30, 1997, compared to $5.4 million for the same period in the prior year.

       Net cash provided by financing activities was $174.7 million for the six months ended June 30, 1997, compared to $45.6 million in the same period for the prior year. The net cash provided by financing activities was primarily due to issuances of common stock, specifically from the Company's secondary offering, and from borrowings under the Revolver.

       The Company's principal source of liquidity is the Revolver, which consists of a revolving line of credit and availability of letters of credit, which combined initially could not exceed $125.0 million. On January 31, 1997, the Company amended the Revolver to, among other things, increase the availability to $200.0 million, increase the advance rates on eligible rental equipment to 100%, decrease the interest rate margins by 0.50% and extend the maturity date to January 31, 2002. On June 4, 1997, the Company again amended the Revolver to, among other things, increase the availability to $300.0 million, decrease the interest rate margins by 0.25% with further reductions if certain interest coverage ratios are met and to reduce the unused line fee to 0.25% of the unused commitment. The amended Revolver increased the allowed investments and capital expenditures to $90.0 million in 1997, $105.0 million in each of 1998 and 1999, $115.0 million in 2000 and $105.0 million in 2001 (plus amounts reinvested from asset sales). Effective June 30, 1997, the Company further amended the Revolver to increase the allowed level of investments and capital expenditures for 1997 to $138.0 million and to increase the maximum allowed total indebtedness to trailing EBITDA ratio for each of the last three quarters of 1997. In connection with the implementation of the January 1997 amendment, the Company recorded an extraordinary loss on extinguishment of debt of $920,000, net of income taxes of $386,000, associated with the write-off of unamortized debt issuance costs.

       The amended Revolver also contains provisions to annually adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios. The total amount of credit available under the amended Revolver is limited to a borrowing base equal to the sum of
   (i) 85% of eligible accounts receivable of the Company's subsidiaries and
   (ii) 100% of the value (lower of net book value or market) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 80% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 75% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the amended Revolver. The amended Revolver expires January 31, 2002. The obligation of the lender to make loans or issue letters of credit under the Revolver is subject to certain customary conditions. In addition, the Revolver has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditure investment and minimum EBITDA levels. The Revolver also contains covenants and provisions that restrict, among other things, the Company's subsidiaries' ability to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and
   (ix) declare or pay dividends to RSC. As of June 30, 1997, the Company was in compliance with all covenants of the Revolver, and substantially all of the net consolidated assets of the Company were restricted under the terms of the Revolver.

       Borrowings under the Revolver are secured by all of the real and personal property of the Company's subsidiaries and a pledge of the capital stock and intercompany debt of the Company's subsidiaries. RSC is a guarantor of the obligations of its subsidiaries under the Revolver, and has granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure such guaranty. The Revolver also restricts the Company

                           RENTAL SERVICE CORPORATION
                                  JUNE 30, 1997


   from declaring or paying dividends on its common stock. In addition, the Company's subsidiaries are guarantors of the obligations of the other subsidiaries under the Revolver. The Revolver includes a $2 million letter of credit facility, with a fee equal to 2.75% of the face amount of letters of credit payable to the lenders and other customary fees payable to the issuer of the letter of credit. A commitment fee equal to 0.25% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears.

       At August 6, 1997, the principal amount outstanding under the Revolver was $211.3 million, the interest rate on such borrowings was 7.5%, and an additional $43.8 million was available to the Company under the Revolver.

       As part of its growth strategy, the Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. The Company is currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more letters of intent or acquisition agreements. Since December 31, 1996, the Company has completed 14 acquisitions of rental equipment businesses with an aggregate of 33 locations and has opened six new start-up locations. The Company's liquidity and capital resources have been and will continue to be significantly impacted by the Company's growth strategy and by the need to offer customers a modern and well-maintained rental equipment fleet. The Company must be able to complete acquisitions, open start-up locations and make the capital expenditures necessary to acquire and maintain its rental fleet. At June 30, 1997, the Company was obligated, under noncancellable purchase commitments, to purchase $8.1 million of rental equipment. Such purchases are expected to be financed with cash flows from operations and through borrowings under the Revolver.

       The Company believes that cash flow from operations, together with availability under the amended Revolver and vendor financing in appropriate cases, will be sufficient to support its operations and capital liquidity requirements for at least the next 12 months. However, if significant acquisition opportunities arise, the Company may need to seek additional capital to complete them. Such acquisitions could be financed through the incurrence of additional indebtedness, including convertible debt, or the issuance of common or preferred stock (which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If such financing were not available, the Company's growth strategy could be hampered and its cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. Further, additional indebtedness would increase RSC's leverage and may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

                           RENTAL SERVICE CORPORATION
                                  JUNE 30, 1997


     PART II.  OTHER INFORMATION

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 28, 1997 at the Company's Annual Meeting of Stockholders ("Annual Meeting"), eight individuals were elected to the Company's Board of Directors for the ensuing year to serve until their successors are elected and have been qualified. The eight directors elected were:
         Martin R. Reid, Chairman; William M. Barnum, Jr.; James R. Buch; Christopher A. Laurence; Britton H. Murdoch; Eric L. Mattson; John G. Quigley and Frederick J. Warren. Each director was elected based on the stockholder votes set forth below:

                  Number of votes for:          9,906,105
                  Number of votes against:             --
                  Number of votes abstaining:      46,800

         The second item of business conducted at the Annual Meeting was, as described in the Proxy Statement dated March 26, 1997, the approval of the Employee Qualified Stock Purchase Plan of Rental Service Corporation ("QSP Plan"). The QSP Plan allows eligible employees of the Company to purchase shares of common stock at the lesser of 85% of the fair market value of such shares at the beginning of each semiannual offering period or 85% of the fair market value of such shares on the date of exercise of an installment of the purchase right. Purchases are limited to 15% of an employee's eligible compensation, subject to a maximum purchase of 1,500 shares in any semiannual offering period. The QSP Plan was approved based on the stockholder votes set forth below:

                  Number of votes for:          9,906,203
                  Number of votes against:         43,740
                  Number of votes abstaining:       2,175

         The final item of business conducted at the Annual Meeting was, as described in the Proxy Statement dated March 26, 1997, the ratification of the Board's selection of Ernst & Young LLP as independent auditors for the Company for 1997. The ratification of Ernst & Young LLP was approved based on the stockholder votes set forth below:

                  Number of votes for:          9,949,805
                  Number of votes against:          2,675
                  Number of votes abstaining:         425

                           RENTAL SERVICE CORPORATION
                                  JUNE 30, 1997


Item 5.  Other Information

         As previously reported in the Company's Registration Statement on Form S-1 (Registration No. 333-26753) and in the Current Report on Form 8-K dated June 18, 1997, effective with the completion of the Company's secondary offering on June 4, 1997, John G. Quigley and Frederick J. Warren resigned from the Company's Board of Directors.

         On July 17, 1997, the Company's Board of Directors appointed John M. Sullivan to fill a vacancy on the Board. Mr. Sullivan will serve until his successor is elected and has been qualified.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             EXHIBIT NUMBER                    DESCRIPTION
             --------------   --------------------------------------------------
                  1.1         Underwriting Agreement pertaining to the Company's
                              Registration Statement on Form S-1 (Registration
                              No. 333-26753), effective May 29, 1997.

               * 10.1 Third Amendment, Consent and Limited Waiver to the Amended and Restated Credit Agreement, dated as of May 22, 1997.

                 10.2 Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August 1, 1997.

               # 10.3 Employee Qualified Stock Purchase Plan of Rental Service Corporation.

               + 10.4         Stock Purchase Agreement by and among Andy G.
                              Gessner; Larry R. Bush; Stacy K. Bush; Larry R. Bush, Trustee of the Stacy K. Bush Trust and Roy
                              B. Bush as "Sellers," Acme Dixie, Inc. as "Buyer", Rental Service Corporation as "Parent" and Comtect, Inc. and Comtect, Inc.'s Subsidiaries being IAT Interests of Nevada, Inc.; RNJB, Inc.; CFTSIJC, Inc.; Industrial Air Tool Pasadena, Inc.; Industrial Air Tool Texas City, Inc.; PST, Inc. of Louisiana and LRB Supply, Inc. as the "Company", dated March 14, 1997.

               + 10.5 Asset Purchase Agreement by and among Brute Equipment Co. d/b/a "Foxx Hy-Reach Company" as "Seller," Rental Service Corporation, Walker Jones Equipment Company as "Buyer" and Thomas H. Foster, dated April 25, 1997.

               + 10.6 Asset Purchase Agreement by and among Central States Equipment, Inc. and Equipment Lessors, Inc. as "Sellers," Walker Jones Equipment Company as "Buyer" and the stockholders of Sellers, dated April 26, 1997.

                 11.1         Statement re: computation of earnings per share.

                 21.1         Subsidiaries of Rental Service Corporation.

                 27.1         Financial Data Schedule

            ----------
            * Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-26753), and incorporated herein by reference.

            # Filed with the Company's Proxy Statement on Schedule 14A filed March 26, 1997, and incorporated herein by reference.

            + Filed as an exhibit to the Company's Current Report on Form 8-K dated April 14, 1997, and incorporated herein by reference.

                           RENTAL SERVICE CORPORATION
                                  JUNE 30, 1997



         (b) Reports on Form 8-K

             1) The Company filed a Current Report on Form 8-K, dated April 14,
                1997, announcing the closing of the acquisition of Comtect, Inc. and subsidiaries d/b/a Industrial Air Tool ("IAT"), the signing of definitive purchase agreements for the acquisitions of Brute Equipment Co. d/b/a Foxx Hy-Reach Company ("Foxx") and Central States Equipment, Inc. ("Central"), the promotion and hiring of certain Company officers and the announcement of the voting results from the Company's April 28, 1997 Annual Meeting of Stockholders.

             2) The Company filed a Current Report on Form 8-K, dated May 16,
                1997, announcing the Company's filing of an application for listing on the New York Stock Exchange.

             3) The Company filed a Current Report on Form 8-K/A, dated June 4,
                1997, which included the audited financial statements of IAT and the unaudited pro forma consolidated financial information of the Company, including the acquisition of IAT.

             4) The Company filed a Current Report on Form 8-K, dated June 18,
                1997, announcing the closing of the Foxx and Central acquisitions and the resignation of two members of the Company's Board of Directors. This Form 8-K also included the audited financial statements of Foxx and the unaudited pro forma consolidated financial information of the Company, including the acquisitions of IAT and Foxx.

                           RENTAL SERVICE CORPORATION
                                  JUNE 30, 1997




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RENTAL SERVICE CORPORATION
                                    --------------------------
                                           (Registrant)


Date: August 8, 1997                By: /s/ Martin R. Reid
     ---------------                   -----------------------
                                            Martin R. Reid
                                            Chairman and Chief
                                            Executive Officer

Date: August 8, 1997                By: /s/ Robert M. Wilson
     ---------------                   -----------------------
                                            Robert M. Wilson
                                            Senior Vice President and
                                              Chief Financial Officer