Form 10-Q
period 1997-09-30
RENTAL SERVICE CORP
filed 1997-11-14
CIK 1016572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1997
                                     ------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________to_______________

Commission file number 000-21237
                       ---------

                         RENTAL SERVICE CORPORATION
                         --------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              DELAWARE                                      33-0569350
              --------                                      ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

14505 N. HAYDEN RD., SUITE 322, SCOTTSDALE, ARIZONA            85260
 --------------------------------------------------            -----
  (Address of Principal Executive Offices)                   (Zip Code)

                                (602) 905-3300
                                --------------
             (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No
         ---        ---

     There were 14,939,740 shares of Rental Service Corporation Common Stock, $.01 par value, outstanding at November 10, 1997.

                           RENTAL SERVICE CORPORATION

                               TABLE OF CONTENTS
                               -----------------

PART I      FINANCIAL INFORMATION
---------------------------------

   ITEM 1.  Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets
                September 30, 1997 and December 31, 1996.......................     1

            Consolidated Statements of Operations
                Three and nine months ended September 30, 1997 and 1996........     2

            Consolidated Statements of Cash Flows
                Nine months ended September 30, 1997 and 1996..................     3

            Notes to Consolidated Financial Statements - September 30, 1997....     4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations..........................................    10

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........    16

PART II     OTHER INFORMATION
---------------------------------

   ITEM 1.  Legal Proceedings..................................................    17

   ITEM 6.  Exhibits and Reports on Form 8-K...................................    17

SIGNATURES    .................................................................    20

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1. Consolidated Financial Statements

                           RENTAL SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                    September 30,              December 31,
                                                                                         1997                     1996
                                                                                    ------------               ------------
                                                                                   (Unaudited)
                                   ASSETS
                                   ------
Cash and cash equivalents                                                            $  4,887,000              $  1,452,000
Accounts receivable, net                                                               43,694,000                20,856,000
Other receivables and prepaid expense                                                   3,941,000                 3,170,000
Income tax receivable                                                                   1,117,000                 1,563,000
Parts and supplies inventories, net                                                    20,701,000                10,099,000
Deferred taxes                                                                          8,787,000                 8,645,000
Rental equipment, principally machinery, at cost, net                                 229,894,000               116,921,000
Operating property and equipment, at cost, net                                         30,640,000                20,043,000
Intangible assets, net                                                                115,279,000                34,801,000
Other assets, primarily deferred financing costs, net                                   3,637,000                 1,383,000
                                                                                     ------------              ------------
                                                                                     $462,577,000              $218,933,000
                                                                                     ============              ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
Accounts payable                                                                     $ 16,168,000              $ 20,302,000
Payroll and other accrued expenses                                                     29,461,000                21,540,000
Accrued interest payable                                                                1,473,000                   514,000
Income taxes payable                                                                    6,478,000                    48,000
Deferred taxes                                                                         12,573,000                12,863,000
Bank debt and long term obligations                                                   224,504,000                68,526,000
Obligations under capital leases                                                           31,000                    68,000
                                                                                     ------------              ------------
Total liabilities                                                                     290,688,000               123,861,000
Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 500,000
    Issued and outstanding shares - none                                                       --                        --
  Common stock, $.01 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 14,930,784 at September 30, 1997 and
    11,376,378 at December 31, 1996                                                       149,000                   114,000
  Additional paid-in capital                                                          159,394,000                93,917,000
  Common stock issuable - 153,651 shares at September 30, 1997 and none at
    December 31, 1996                                                                   2,881,000                        --
  Retained earnings                                                                     9,465,000                 1,041,000
                                                                                     ------------              ------------
Total stockholders' equity                                                            171,889,000                95,072,000
                                                                                     ------------              ------------
                                                                                     $462,577,000              $218,933,000
                                                                                     ============              ============

See accompanying notes.

                           RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                     Three Months Ended                          Nine Months Ended
                                                        September 30,                               September 30,
                                                   1997              1996                      1997                 1996
                                                -----------        -----------              ------------         -----------
Revenues:
  Equipment rentals                             $47,222,000        $25,212,000              $111,549,000         $67,742,000
  Sales of parts, supplies and new equipment     20,167,000          5,890,000                47,119,000          16,450,000
  Sales of used equipment                         5,080,000          3,529,000                13,664,000           8,903,000
                                                -----------        -----------              ------------         -----------
Total revenues                                   72,469,000         34,631,000               172,332,000          93,095,000
Cost of revenues:
  Cost of equipment rentals, excluding
    equipment rental depreciation                23,829,000         14,977,000                57,506,000          40,977,000
  Depreciation, equipment rentals                10,457,000          4,586,000                24,493,000          12,375,000
  Cost of sales of parts, supplies and new
    equipment                                    15,777,000          4,225,000                36,383,000          11,799,000
  Cost of sales of used equipment                 3,565,000          2,525,000                 9,261,000           5,820,000
                                                -----------        -----------              ------------         -----------
Total cost of revenues                           53,628,000         26,313,000               127,643,000          70,971,000
                                                -----------        -----------              ------------         -----------
Gross profit                                     18,841,000          8,318,000                44,689,000          22,124,000
Selling, general and administrative
  expense                                         4,975,000          3,299,000                13,444,000           9,061,000
Depreciation and amortization, excluding
 equipment rental depreciation                    1,502,000            651,000                 3,789,000           1,829,000
Amortization of intangibles                       1,094,000            664,000                 2,463,000           1,825,000
                                                -----------        -----------              ------------         -----------
Operating income                                 11,270,000          3,704,000                24,993,000           9,409,000
Interest expense, net                             4,236,000          2,135,000                 8,863,000           5,819,000
                                                -----------        -----------              ------------         -----------
Income before income taxes and
 extraordinary items                              7,034,000          1,569,000                16,130,000           3,590,000
Provision for income taxes                        3,114,000            617,000                 7,172,000           1,411,000
                                                -----------        -----------              ------------         -----------
Income before extraordinary items                 3,920,000            952,000                 8,958,000           2,179,000
Extraordinary items, loss on
 extinguishment of debt less applicable
 income tax benefit of $386,000 in 1997
 and $822,000 in 1996                                    --         (1,269,000)                 (534,000)         (1,269,000)
                                                -----------        -----------              ------------         -----------
Net income (loss)                                 3,920,000           (317,000)                8,424,000             910,000
Redeemable preferred stock accretion                     --            524,000                        --           1,643,000
                                                -----------        -----------              ------------         -----------
Net income (loss) available to common
 stockholders                                   $ 3,920,000        $  (841,000)             $  8,424,000         $  (733,000)
                                                ===========        ===========              ============         ===========

Earnings (loss) per common and common
 equivalent share:
Income before extraordinary items               $       .26        $       .07              $        .68         $       .09
Extraordinary items                                      --               (.20)                     (.04)               (.22)
                                                -----------        -----------              ------------         -----------
Net income (loss)                               $       .26        $      (.13)             $        .64         $      (.13)
                                                ===========        ===========              ============         ===========
Weighted average common and common
 equivalent shares                               15,318,689          6,288,724                13,149,622           5,772,636
                                                ===========        ===========              ============         ===========

See accompanying notes.

                           RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                    1997                       1996
                                                                               -------------              -------------
OPERATING ACTIVITIES
Net income                                                                     $   8,424,000              $     910,000
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                 30,745,000                 16,029,000
    Extraordinary item                                                               534,000                  1,269,000
    Interest paid in kind                                                                 --                  1,706,000
    Provision for losses on accounts receivable                                    1,789,000                    989,000
    Gain on sale of used equipment                                                (4,403,000)                (3,256,000)
    Changes in operating assets and liabilities, net of effect of business acquisitions:
       Accounts receivable                                                       (12,186,000)                (3,393,000)
       Other receivables and prepaid expense                                        (179,000)                (3,983,000)
       Income tax receivable                                                         446,000                         --
       Intangible assets and other assets                                           (105,000)                   244,000
       Parts and supplies inventories                                             (1,917,000)                (2,369,000)
       Accounts payable                                                           (6,959,000)                 3,532,000
       Payroll and other accrued expenses                                         (1,738,000)                 1,852,000
       Accrued interest payable                                                      959,000                   (131,000)
       Income taxes payable                                                        6,383,000                 (2,209,000)
                                                                               -------------              -------------
Net cash provided by operating activities                                         21,793,000                 11,190,000

INVESTING ACTIVITIES
Acquisitions of rental operations, net of cash acquired                         (122,723,000)               (19,858,000)
Cash purchases of rental equipment and operating property and equipment         (117,759,000)               (60,559,000)
Proceeds from sale of used equipment                                              13,664,000                  8,903,000
Proceeds from (additions to) assets held for sale                                         --                 16,054,000
                                                                               -------------              -------------
Net cash used in investing activities                                           (226,818,000)               (55,460,000)

FINANCING ACTIVITIES
Proceeds from bank debt                                                          366,811,000                170,698,000
Payments on bank debt                                                           (210,559,000)              (175,793,000)
Payments of debt issuance costs                                                   (3,202,000)                  (885,000)
Payments on long term obligations                                                   (275,000)               (12,702,000)
Payments on capital lease obligations                                                (37,000)                  (533,000)
Proceeds from issuance of preferred stock                                                 --                  7,500,000
Repurchase of preferred stock                                                             --                (37,874,000)
Proceeds from issuance of common stock, net of issuance costs                     55,643,000                 95,223,000
Proceeds from exercise of stock options                                               79,000                         --
Repurchase of common stock warrants                                                       --                   (945,000)
                                                                               -------------              -------------
Net cash provided by financing activities                                        208,460,000                 44,689,000
                                                                               -------------              -------------
Net increase in cash and cash equivalents                                          3,435,000                    419,000
Cash and cash equivalents at beginning of period                                   1,452,000                  1,455,000
                                                                               -------------              -------------
Cash and cash equivalents at end of period                                     $   4,887,000              $   1,874,000
                                                                               =============              =============
Supplemental disclosure of cash flow information
  Cash paid for interest                                                       $   7,904,000              $   4,244,000
  Cash paid for income taxes                                                   $     200,000              $   1,540,000

    See accompanying notes.

                          RENTAL SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Rental Service Corporation (RSC or Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (SEC File No. 333-26753), effective May 29, 1997.

     Certain amounts in the prior period financial statements have been reclassified to conform with the current period financial statement presentation.

Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no material change in earnings per share (before or after extraordinary items) for the three and nine month periods ended September 30, 1997 and 1996.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is required to be adopted in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income. Because the Company historically has not experienced transactions which would be included in comprehensive income, adoption of SFAS No. 130 is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

2.   BUSINESS ACQUISITIONS

     A principal component of the Company's business strategy is to continue to grow through acquisitions that augment its present operations as well as enter into new geographic markets. In keeping with this strategy, the Company has made numerous acquisitions of rental operations. These acquisitions have been accounted for as purchases and, accordingly, the acquired tangible and identifiable intangible assets and liabilities have been recorded at their estimated fair values at the dates of acquisition with any excess purchase price reflected as goodwill in the accompanying consolidated financial statements. Purchase accounting values for all acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


     The following table sets forth, for the periods indicated, the net assets acquired, liabilities assumed, common stock issued or issuable and cash purchase price for these acquisitions.

                                                                  NINE MONTHS                       NINE MONTHS
                                                                     ENDED                             ENDED
                                                               SEPTEMBER 30, 1997                SEPTEMBER 30, 1996
                                                               ------------------                ------------------
                                                                                (UNAUDITED)
Assets acquired                                                      $ 64,706,000                       $15,967,000
Goodwill and covenants not to compete                                  82,926,000                         6,684,000
Less: common stock issued or issuable                                 (12,238,000)                               --
Less: liabilities assumed                                             (12,671,000)                       (2,793,000)
                                                                     ------------                       -----------
Cash purchase price                                                  $122,723,000                       $19,858,000
                                                                     ============                       ===========
Number of acquisitions                                                         15                                 5

     The following table sets forth the unaudited pro forma results of operations for each period in which acquisitions occurred and for the immediately preceding period as if those acquisitions were consummated at the beginning of the immediately preceding period:

                                                                  NINE MONTHS                      NINE MONTHS
                                                                     ENDED                            ENDED
                                                               SEPTEMBER 30, 1997               SEPTEMBER 30, 1996
                                                               ------------------               ------------------
                                                                                  (UNAUDITED)
Total revenues                                                       $202,371,000                     $179,244,000
Income before extraordinary item                                        9,500,000                        2,894,000
Net income                                                              8,966,000                        1,625,000
Earnings per common and common equivalent share:
     Income before extraordinary item                                         .70                              .19
     Net income                                                               .66                               --

     Effective March 1, 1997, the Company reached a definitive agreement, to acquire all of the outstanding stock of Comtect, Inc. and subsidiaries d/b/a Industrial Air Tool (IAT) for $32.6 million in cash and 189,189 shares of RSC common stock. Up to an additional 108,108 shares of RSC common stock may be paid to the sellers over a three year period if certain performance objectives are met. IAT is a leading "on-site" small tool provider, rental management company and maintenance, repair and operations (MRO) supplier and operated a total of four locations in Texas and Louisiana. The transaction closed on April 25, 1997, and IAT's balance sheet was consolidated with the Company's under the purchase method of accounting as of that date. This acquisition resulted in approximately $23.8 million in goodwill, which is being amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of IAT's operations on March 1, 1997 and has included IAT's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments. The pro forma information above includes this acquisition as if it had occurred as of the beginning of 1997 and 1996, respectively.

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

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

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

3.   BANK DEBT AND LONG TERM OBLIGATIONS

     Bank debt and long-term obligations consist of the following:

                                                                           SEPTEMBER 30,                 DECEMBER 31,
                                                                               1997                          1996
                                                                           ------------                  -----------
                                                                            (UNAUDITED)
Revolving credit facility (Revolver)                                       $224,119,000                  $67,867,000
Notes payable                                                                   293,000                      306,000
Equipment contracts payable                                                      92,000                      353,000
                                                                           ------------                  -----------
                                                                           $224,504,000                  $68,526,000
                                                                           ============                  ===========

     On June 4, 1997, the Company amended the Revolver to, among other things, increase the availability to $300.0 million, decrease the interest rate margins by 0.25% with further reductions if certain interest coverage ratios are met and to reduce the unused line fee to 0.25% of the unused commitment. The total amount of credit available under the amended Revolver is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 100% of the value (lower of net book value or market) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 80% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 75% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the amended Revolver. The amended Revolver expires on January 31, 2002. The amended Revolver also contains provisions to annually adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios. The obligation of the lender to make loans or issue letters of credit under the Revolver is subject to certain customary conditions. In addition, the Revolver has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditure investment and minimum EBITDA levels. The Revolver also contains covenants and provisions that restrict, among other things, the Company's subsidiaries ability to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets;
(vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends to RSC. Effective June 30, 1997, the Company further amended the Revolver to increase the allowed level of investments and capital expenditures for 1997 to $138.0 million and to increase the maximum allowed total indebtedness to trailing EBITDA ratio for each of the last three quarters of 1997. As of September 30, 1997, the Company was in compliance with all covenants of the Revolver, and substantially all of the net consolidated assets of the Company were restricted under the terms of the Revolver.

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

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

     The amounts outstanding under the Revolver at December 31, 1996 and September 30, 1997 were $67,867,000 and $224,119,000, respectively, with approximately $28,888,000 and $43,958,000, respectively, available based on the borrowing base. There were no letters of credit outstanding at December 31, 1996 and September 30, 1997.

     In connection with an amendment to the Revolver in January 1997, the Company wrote-off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, which has been classified as an extraordinary item, net of income taxes of $386,000, in the accompanying consolidated statement of operations for the nine months ended September 30, 1997.


4.   STOCKHOLDERS' EQUITY


Public Offering


     On June 4, 1997, the Company completed a public offering of 6,072,000 shares of its common stock. Of the 6,072,000 shares, 3,000,000 were sold by the Company, with the remainder sold by certain of the Company's existing stockholders. Proceeds to the Company, net of the underwriting discount and offering expenses, were approximately $55.6 million. The Company utilized these proceeds to reduce its outstanding obligations under the Revolver in order to provide borrowing availability for general corporate purposes, including acquisitions.


Stock Option Plan


     On February 5, 1997, the Company's stockholders approved and the Company adopted the 1996 Equity Participation Plan of Rental Service Corporation (1996
Plan). The 1996 Plan authorizes the issuance of not more than 1,000,000 shares of the Company's common stock (or the equivalent in other equity securities) upon the exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards (Awards). Under the 1996 Plan, Awards may be granted to officers, non-employee directors, key employees and consultants of the Company at a price not to be less than 100% of the fair market price on the date such Award is granted. At September 30, 1997, 362,438 shares of common stock were available for future Awards under the 1996 Plan.


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

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

5.   SUBSEQUENT EVENTS


     On October 6, 1997, the Company reached a definitive agreement to acquire, effective November 1, 1997, all of the outstanding capital stock of Rent-It-Center, Inc. d/b/a/ Center Rentals and Sales and substantially all of the assets certain affiliated entities (collectively, Center) for approximately $100.9 million in cash, 482,315 shares of RSC common stock and the assumption of approximately $16.7 million of Center's debt. The purchase price is subject to adjustment based on levels of stockholders' equity, inventory, equipment and debt. Center is an independent rental company and also sells a variety of equipment ranging from small tools to heavy equipment, including related commodity supplies. Center operates a total of 14 locations in Colorado, New Mexico, Texas, Kansas, Missouri and Nebraska. The transaction is anticipated to close by December 2, 1997, and will be recorded under the purchase method of accounting. Pursuant to the acquisition agreements, the Company assumed effective control of Center's operations on November 1, 1997 and will include Center's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments. The closing is subject to a number of closing conditions, including completion of the Company's due diligence procedures.


     On October 28, 1997, the Company signed a letter-of-intent to acquire substantially all of the assets of JDW Enterprises, Inc. d/b/a Valley Rentals (Valley) for a total purchase price of $104.0 million, consisting of $93.6 million of cash and $10.4 million of RSC common stock. The purchase price is subject to adjustment based on levels of accounts receivable, inventory and equipment. Valley is an independent rental company located in the Southwest and operates a total of ten locations in Arizona and New Mexico. The transaction is anticipated to close by January 31, 1998, and will be recorded under the purchase method of accounting. The closing is subject to a number of closing conditions, including the execution of a definitive purchase agreement, RSC board and bank approval and early termination or expiration of the waiting period under the Hart-Scott-Rodino Act.


     On October 31, 1997, the Company signed a definitive agreement to acquire all of the outstanding capital stock of Siems Rental & Sales Co., Inc. (Siems) for $8.0 million cash, $3.0 million of RSC common stock and the assumption of approximately $13.5 million of Siems' debt. The purchase price is subject to adjustment based on levels of stockholders' equity, equipment and debt. Siems is an independent rental company engaged in the rental, sales and service of various types of construction and industrial equipment. Siems operates a total of six locations in Maryland, Delaware, Pennsylvania and Virginia. The transaction is anticipated to close by December 15, 1997, and will be recorded under the purchase method of accounting. Pursuant to the acquisition agreement, the Company assumed effective control of Siems' operations on November 1, 1997 and will include Siems' revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments. The closing is subject to a number of closing conditions, including early termination or expiration of the waiting period under the Hart-Scott-Rodino Act.


     On November 3, 1997, the Company began soliciting written consent of its stockholders for the approval of an increase in the number of authorized shares of its common stock, $.01 par value, from 20 million to 40 million shares.


     The Company has received commitment letters from one of its lenders under the Revolver to amend and restate the Revolver to increase its total available financing to $600.0 million. This increase will consist of an increase in the availability under the Revolver from $300.0 million to $500.0 million and a new $100.0 million seven-year term loan facility. In addition, this new financing package will extend the maturity date of the Revolver to five years from the effective date of this amendment, will change the methodology for determining the interest rate margins, will increase the allowed levels of capital expenditures and acquisitions and will amend several covenants, including the computation methodology of certain financial covenants. The Company is still negotiating the final terms of this financing package, and it is expected that this will be completed by November 25, 1997.

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

     Subsequent to September 30, 1997, the Company completed the acquisitions of substantially all of the assets of Kansas Enterprises, Inc. d/b/a AAA Rent-All; Sunbelt Equipment & Rentals, Inc.; Roesch Equipment Company and Allen Equipment, Inc. for a total combined purchase price of approximately $16.3 million. These acquisitions have a combined nine locations in Florida, Illinois, Kansas and Missouri.


     As of November 10, 1997, the Company is party to additional letters-of-intent to acquire seven businesses for a total combined purchase price of approximately $15.3 million and having a combined 13 locations in Arkansas, Florida, Georgia, Mississippi, South Carolina and Tennessee. Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements and RSC board approval.



               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          RENTAL SERVICE CORPORATION
                              SEPTEMBER 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


  Revenues. Total revenues for the three months ended September 30, 1997 increased 109.3% to $72.5 million from $34.6 million in the same period in 1996. This increase was primarily due to the inclusion of revenues from acquisitions of 21 businesses (consisting of 43 locations) and the opening of 13 start-up locations since September 30, 1996. Also contributing to the increased revenues was the larger rental fleet resulting from the Company's significant investment in capital expenditures. Equipment rental revenues increased 87.3% to $47.2 million from $25.2 million due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 242.4% to $20.2 million from $5.9 million due primarily to the acquisition of IAT, effective in the Company's results of operations from March 1, 1997, and the increased number of rental locations selling these items. Sales of used equipment increased 43.9% to $5.1 million from $3.5 million due to the larger rental fleet and the Company's continuing strategy of selling the older items in its fleet.


  Total revenues for the nine months ended September 30, 1997 increased 85.1% to $172.3 million from $93.1 million in the same period in 1996. This increase was primarily attributable to acquisitions, start-up locations and capital expenditures. Equipment rental revenues increased 64.7% to $111.5 million from $67.7 million due to a larger rental fleet as a result of acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 186.4% to $47.1 million from $16.4 million, while sales of used equipment increased 53.5% to $13.7 million from $8.9 million.


  Gross Profit. Gross profit for the three months ended September 30, 1997 increased to $18.8 million, or 26.0% of total revenues, from $8.3 million, or 24.0% of total revenues, in the same period in 1996. Gross margin on equipment rentals increased to 27.4% of equipment rental revenues from 22.4% for the three months ended September 30, 1996 primarily due to the improved gross profit resulting from the Company's cost controlling methods. Gross margin on sales of parts, supplies and new equipment decreased to 21.8% of sales from 28.3%, due primarily to the acquisition of IAT, effective in the Company's results of operations from March 1, 1997, and a change in the product mix of parts, supplies and new equipment sales. Excluding the effect of the acquisition of IAT, the Company's gross margin on sales of parts, supplies and new equipment would have been 26.9% for the three months ended September 30, 1997. The Company believes that the gross margin on sales of parts, supplies and new equipment will likely remain at this lower level due to the impact of IAT's product sales, which generally have had lower gross margins than the parts, supplies and new equipment sold by the Company prior to the acquisition of IAT. Gross margin on sales of used equipment increased to 29.8% of sales from 28.4%, due primarily to a change in the mix and age of the equipment being sold.


  Gross profit for the nine months ended September 30, 1997 increased to $44.7 million, or 25.9% of total revenues, from $22.1 million, or 23.8% of total revenues, in the same period in 1996. Gross margin on equipment rentals increased to 26.5% of equipment rental revenues from 21.2% for the nine months ended September 30, 1996, primarily due to the improved gross profit resulting from the Company's cost controlling methods. Gross margin on sales of parts, supplies and new equipment decreased to 22.8% of sales from 28.3%, due primarily to the acquisition of IAT. Excluding the effect of the acquisition of IAT, the Company's gross margin on sales of parts, supplies and new equipment would have been 27.9% for the nine months ended September 30, 1997. Gross margin on sales of used equipment decreased to 32.2% of sales from 34.6%, due primarily to a change in the mix and age of the equipment being sold.


  Selling, General and Administrative Expense. Selling, general and administrative expense for the three and nine months ended September 30, 1997 was $5.0 million, or 6.9% of total revenues, and $13.4 million, or 7.8% of total revenues, respectively, compared to $3.3 million, or 9.5% of total revenues, and $9.1 million, or 9.7% of total revenues, respectively, in the same periods in 1996. These percentage decreases are the result of total revenues increasing at a faster rate than selling, general and administrative expenses.

                          RENTAL SERVICE CORPORATION
                              SEPTEMBER 30, 1997

  Depreciation and Amortization, excluding equipment rental depreciation. Depreciation and amortization, excluding equipment rental depreciation, for the three and nine months ended September 30, 1997 was $1.5 million, or 2.1% of total revenues, and $3.8 million, or 2.2% of total revenues, respectively, compared to $651,000, or 1.9% of total revenues, and $1.8 million, or 2.0% of total revenues, respectively, in the same periods in 1996. These increases are primarily attributable to the larger fleet of service and delivery vehicles in 1997 versus 1996, which has grown as a result of the Company's increased number of locations and larger rental fleet.

  Amortization of Intangibles. Amortization of intangibles for the three and nine months ended September 30, 1997 was $1.1 million, or 1.5% of total revenues, and $2.5 million, or 1.4% of total revenues, respectively, compared to $664,000, or 1.9% of total revenues, and $1.8 million, or 2.0% of total revenues, respectively, in the same periods in 1996. These increases are due to the additional goodwill and covenants not-to-compete associated with acquisitions completed since September 30, 1996.

  Interest Expense, net. Interest expense, net, for the three and nine months ended September 30, 1997 was $4.2 million and $8.9 million, respectively, compared to $2.1 million and $5.8 million, respectively, for the same periods in 1996. These increases are the result of the Company's increased average debt outstanding for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. The increased debt has resulted from acquisitions, capital expenditures and start-up locations financed under the Company's revolving credit facility (Revolver).


  Provision for Income Taxes. Provision for income taxes was $3.1 million and $7.2 million, respectively, for the three and nine months ended September 30, 1997 compared to $617,000 and $1.4 million, respectively, in the same periods in 1996. The Company's effective tax rate was 44.3% and 44.5%, respectively, for the three and nine months ending September 30, 1997, compared to 39.3% for the same periods in 1996. The increases in the Company's effective tax rate are a result of increased levels of non-deductible items, primarily goodwill.

  Extraordinary Item. In connection with the implementation of an amendment to the Revolver in January 1997, the Company wrote off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, which has been classified as an extraordinary item, net of income taxes of $386,000, in the consolidated statement of operations for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES


  The Company's primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. The Company has historically financed its capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings and net cash provided by operating activities. The Company had cash and cash equivalents of $4.9 million at September 30, 1997 and $1.5 million at December 31, 1996.


  The Company received net proceeds of approximately $55.6 million from the sale of 3,000,000 shares of common stock in a public offering completed on June 4, 1997. Through the application of these proceeds, the Company has improved its liquidity and capital resources through the replacement of a portion of its secured debt, as well as the related interest and debt obligations, with common stock. Specifically, the Company used these proceeds to reduce the indebtedness under its Revolver to provide borrowing availability for general corporate purposes, including acquisitions.


  During the nine months ended September 30, 1997, the Company's operating activities provided net cash flow of $21.8 million, compared to $11.2 million for the same period in the prior year. The principal causes for the variation in cash flow between the periods were higher net income and increased depreciation and amortization.

                          RENTAL SERVICE CORPORATION
                              SEPTEMBER 30, 1997

  Net cash used in investing activities was $226.8 million in the nine months ended September 30, 1997, compared to $55.5 million in the same period for the prior year. The increase was attributable to a higher combined level of capital expenditures and acquisitions. Acquisition spending totaled $122.7 million and $19.9 million in the nine months ended September 30, 1997 and 1996, respectively. In addition, the Company had capital expenditures of $117.8 million and $60.6 million in the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures were primarily for purchases of rental equipment. Included in investing activities were proceeds from the sale of used equipment, which were $13.7 million for the nine months ended September 30, 1997, compared to $8.9 million for the same period in the prior year.

  Net cash provided by financing activities was $208.5 million for the nine months ended September 30, 1997, compared to $44.7 million in the same period for the prior year. The net cash provided by financing activities was primarily due to issuances of common stock, specifically from the public offering completed on June 4, 1997, and from borrowings under the Revolver.


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


  The amended Revolver also contains provisions to annually adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified interest coverage ratios. The total amount of credit available under the amended Revolver is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 100% of the value (lower of net book value or market) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 80% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 75% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the amended Revolver. The amended Revolver expires January 31, 2002. The obligation of the lender to make loans or issue letters of credit under the Revolver is subject to certain customary conditions. In addition, the Revolver has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditure investment and minimum EBITDA levels. The Revolver also contains covenants and provisions that restrict, among other things, the Company's subsidiaries' ability to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends to RSC. As of September 30, 1997, the Company was in compliance with all covenants of the Revolver, and substantially all of the net consolidated assets of the Company were restricted under the terms of the Revolver.

                          RENTAL SERVICE CORPORATION
                               SEPTEMBER 30, 1997

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


  At November 10, 1997, the principal amount outstanding under the Revolver was $248.9 million, the interest rate on such borrowings was 7.4%, and an additional $19.5 million was available to the Company under the Revolver. Additionally, outstanding letters of credit totaled $200,000 at November 10, 1997.


  The Company has received commitment letters from one of its lenders under the Revolver to amend and restate the Revolver to increase its total available financing to $600.0 million. This increase will consist of an increase in the availability under the Revolver from $300.0 million to $500.0 million and a new $100.0 million seven-year term loan facility. In addition, this new financing package will extend the maturity date of the Revolver to five years from the effective date of this amendment, will change the methodology for determining the interest rate margins, will increase the allowed levels of capital expenditures and acquisitions and will amend several covenants, including the computation methodology of certain financial covenants. The Company is still negotiating the final terms of this financing package, and it is expected that this will be completed by November 25, 1997.


  As part of its growth strategy, the Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. The Company is currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more letters of intent or acquisition agreements. Since December 31, 1996, the Company has completed 19 acquisitions of rental equipment businesses with an aggregate of 43 locations and has opened 14 new start-up locations. Additionally, the Company has consolidated two of the locations acquired in the acquisition of IAT with the Company's existing locations, has consolidated one additional acquired location and has closed two other locations. At November 10, 1997, the Company operates 146 locations throughout the United States. The Company's liquidity and capital resources have been and will continue to be significantly impacted by the Company's growth strategy and by the need to offer customers a modern and well-maintained rental equipment fleet. The Company must be able to complete acquisitions, open start-up locations and make the capital expenditures necessary to acquire and maintain its rental fleet. At September 30, 1997, the Company was obligated, under noncancellable purchase commitments, to purchase $7.0 million of equipment. Such purchases are expected to be financed with cash flows from operations and through borrowings under the Revolver.

  On October 6, 1997, the Company reached a definitive agreement to acquire, effective November 1, 1997, all of the outstanding capital stock of Rent-It-Center, Inc. d/b/a/ Center Rentals and Sales and substantially all of the assets certain affiliated entities (collectively, Center) for approximately $100.9 million in cash, 482,315 shares of RSC common stock and the assumption of approximately $16.7 million of Center's debt. The purchase price is subject to adjustment based on levels of stockholders' equity, inventory, equipment and debt. Center is an independent rental company and also sells a variety of equipment ranging from small tools to heavy equipment, including related commodity supplies. Center operates a total of 14 locations in Colorado, New Mexico, Texas, Kansas, Missouri and Nebraska, and had combined trailing twelve months revenues of approximately $46.0 million. The transaction is anticipated to close by December 2, 1997, and will be recorded under the purchase method of accounting. Pursuant to the acquisition agreements, the Company assumed effective control of Center's operations on November 1, 1997 and will include Center's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments. The closing is subject to a number of closing conditions, including completion of the Company's due diligence procedures.

                          RENTAL SERVICE CORPORATION
                               SEPTEMBER 30, 1997

  On October 28, 1997, the Company signed a letter-of-intent to acquire substantially all of the assets of JDW Enterprises, Inc. d/b/a Valley Rentals (Valley) for a total purchase price of $104.0 million, consisting of $93.6 million of cash and $10.4 million of RSC common stock. The purchase price is subject to adjustment based on levels of accounts receivable, inventory and equipment. Valley is a leading independent rental company in the Southwest, operates a total of ten locations in Arizona and New Mexico, and has estimated revenues of approximately $41.0 million for the year ending December 31, 1997. The transaction is anticipated to close by January 31, 1998, and will be recorded under the purchase method of accounting. The closing is subject to a number of closing conditions, including the execution of a definitive purchase agreement, RSC board and bank approval and early termination or expiration of the waiting period under the Hart-Scott-Rodino Act.


  On October 31, 1997, the Company signed a definitive agreement to acquire all of the outstanding capital stock of Siems Rental & Sales Co., Inc. (Siems) for $8.0 million cash, $3.0 million of RSC common stock and the assumption of approximately $13.5 million of Siems' debt. The purchase price is subject to adjustment based on levels of stockholders' equity, equipment and debt. Siems is an independent rental company engaged in the rental, sales and service of various types of construction and industrial equipment. Siems operates a total of six locations in Maryland, Delaware, Pennsylvania and Virginia, and had 1996 revenues of approximately $18.8 million. The transaction is anticipated to close by December 15, 1997, and will be recorded under the purchase method of accounting. Pursuant to the acquisition agreement, the Company assumed effective control of Siems' operations on November 1, 1997 and will include Siems' revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments. The closing is subject to a number of closing conditions, including early termination or expiration of the waiting period under the Hart-Scott-Rodino Act.


  Subsequent to September 30, 1997, the Company completed the acquisitions of substantially all of the assets of Kansas Enterprises, Inc. d/b/a AAA Rent-All; Sunbelt Equipment & Rentals, Inc.; Roesch Equipment Company and Allen Equipment, Inc. for a total combined purchase price of approximately $16.3 million. These acquisitions have a combined nine locations in Florida, Illinois, Kansas and Missouri, and had combined trailing twelve months revenues of approximately $16.0 million.


  As of November 10, 1997, the Company is party to additional letters-of-intent to acquire seven businesses for a total combined purchase price of approximately $15.3 million and having a combined 13 locations in Arkansas, Florida, Georgia, Mississippi, South Carolina and Tennessee. Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements and RSC board approval.


  The Company believes that cash flow from operations, together with availability under the amended and restated Revolver and the new term loan facility, and vendor financing in appropriate cases, will be sufficient to support its operations for at least the next 12 months. However, to complete the pending acquisitions and if significant additional acquisition opportunities arise, the Company will need to seek additional capital to complete them. Such acquisitions could be financed through the incurrence of additional indebtedness, including convertible debt, or the issuance of common or preferred stock (which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If such financing were not available, the Company's growth strategy could be hampered and its cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. Further, additional indebtedness would increase RSC's leverage and may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to the Company, or at all.


  On November 3, 1997, the Company began soliciting written consent of its stockholders for the approval of an increase in the number of authorized shares of its common stock, $.01 par value, from 20 million to 40 million shares.

                          RENTAL SERVICE CORPORATION
                               SEPTEMBER 30, 1997

YEAR 2000


  The Company is aware of the issues associated with the programming code in existing computer and software systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company has received confirmation from all of its systems' vendors that each of their systems will properly handle the rollover to the Year 2000. Based on these facts, management believes that the Year 2000 problem will not have a material effect on the financial position, results of operations or cash flows of the Company.


ENVIRONMENTAL


  The Company and its operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company has accrued $763,000 at September 30, 1997, related to the removal of underground tanks and remediation expenses. The Company believes that the impact of the cost of such remediation on its cash flows will not be material since the Revolver and cash flows from operations provide sufficient availability to pay these costs.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no material change in earnings per share (before or after extraordinary items) for the three and nine month periods ended September 30, 1997 and 1996.


  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is required to be adopted in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income. Because the Company historically has not experienced transactions which would be included in comprehensive income, adoption of SFAS No. 130 is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.


INFLATION AND GENERAL ECONOMIC CONDITIONS


  Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its results of operations. The Company's operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors. In addition, the Company's operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments under the Revolver.

                          RENTAL SERVICE CORPORATION
                               SEPTEMBER 30, 1997

FORWARD-LOOKING STATEMENTS


  This report may contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, the integration of acquisitions and start-up locations into the Company's existing operations, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described in the Company's Registration Statement on Form S-1 (Registration No. 333-26753, effective May 29, 1997) and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.



Item 3. Quantitative and Qualitative Disclosures About Market Risk


     None

                          RENTAL SERVICE CORPORATION
                               SEPTEMBER 30, 1997


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


Item 2.  Changes in Securities and Use of Proceeds


         None


Item 3.  Defaults upon Senior Securities


         None


Item 4.  Submission of Matters to a Vote of Security Holders


         None


Item 5.  Other Information


          None


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits



EXHIBIT NUMBER                                              DESCRIPTION
--------------                 ------------------------------------------------------------------------------------
    *  1.1                     Underwriting Agreement pertaining to the Company's Registration Statement on Form
                               S-1 (Registration No. 333-26753), effective May 29, 1997.
    # 10.1                     First Amendment to the Amended and Restated Credit Agreement, dated as of January
                               31, 1997.
    + 10.2                     Third Amendment, Consent and Limited Waiver to the Amended and Restated Credit
                               Agreement, dated as of May 22, 1997.
    * 10.3                     Fourth Amendment to the Amended and Restated Credit Agreement, dated as of August
                               1, 1997.
      10.4                     Letter Agreement dated October 14, 1997, between the Company, the Company's subsidiaries and BT Commercial Corporation relating to the Second Amended and
                               Restated Credit Agreement - $200,000,000 Increase in Senior Secured Revolving
                               Credit Facility.
      10.5                     Letter Agreement dated October 14, 1997, between the Company, the Company's subsidiaries and BT Commercial Corporation relating to the Second Amended and
                               Restated Credit Agreement - Proposed $100,000,000 Secured Term Loan Facility.
    @ 10.6                     The 1996 Equity Participation Plan of Rental Service Corporation.
    + 10.7                     Form of Incentive Stock Option Agreement for Employees.
    + 10.8                     Form of Non-Qualified Stock Option Agreement for Directors.
   ++ 10.9                     Employee Qualified Stock Purchase Plan of Rental Service Corporation.

                          RENTAL SERVICE CORPORATION
                               SEPTEMBER 30, 1997

Item 6.  Exhibits and Reports on Form 8-K (continued)


              EXHIBIT NUMBER                                DESCRIPTION
              --------------   ------------------------------------------------------------------------------------
                     & 10.10   Stock Purchase Agreement by and among Andy G. Gessner; Larry R. Bush; Stacy K.
                               Bush; Larry R. Bush, Trustee of the Stacy K. Bush Trust and Roy B. Bush as
                               "Sellers," Acme Dixie, Inc. as "Buyer", Rental Service Corporation as "Parent" and
                               Comtect, Inc. and Comtect, Inc.'s Subsidiaries being IAT Interests of Nevada, Inc.;
                               RNJB, Inc.; CFTSIJC, Inc.; Industrial Air Tool Pasadena, Inc.; Industrial Air Tool
                               Texas City, Inc.; PST, Inc. of Louisiana and LRB Supply, Inc. as the "Company,"
                               dated March 14, 1997.
                     & 10.11   Asset Purchase Agreement by and among Brute Equipment Co. d/b/a "Foxx Hy-Reach
                               Company" as "Seller," Rental Service Corporation, Walker Jones Equipment Company as
                               "Buyer" and Thomas H. Foster, dated April 25, 1997.
                     & 10.12   Asset Purchase Agreement by and among Central States Equipment, Inc. and Equipment
                               Lessors, Inc. as "Sellers," Walker Jones Equipment Company as "Buyer" and the
                               stockholders of Sellers, dated April 26, 1997.
                       10.13   Stock Purchase Agreement by and among David P. Lanoha and The Lanoha Charitable
                               Remainder Trust and National Christian Charitable Foundation and Richard F. Lanoha
                               Family Trust as "Sellers," RSC Acquisition Corp. as "Buyer," Rental Service
                               Corporation as "Parent" and Rent-It-Center, Inc. d/b/a Center Rental and Sales,
                               Inc. as the "Company," dated October 6, 1997.
                       10.14   Asset Purchase Agreement by and among David P. Lanoha as "Seller," RSC Acquisition
                               Corp. as "Buyer," Rental Service Corporation as "Parent" and Lanoha Leasing Limited
                               Liability Company as the "Company," dated October 6, 1997.
                       10.15   Asset Purchase Agreement by and among David P. Lanoha as "Seller," RSC Acquisition
                               Corp. as "Buyer," Rental Service Corporation as "Parent" and Zuni Rental
                               Enterprises L.L.C. as the "Company," dated October 6, 1997.
                       10.16   Asset Purchase Agreement by and among David P. Lanoha as "Seller," RSC Acquisition
                               Corp. as "Buyer," Rental Service Corporation as "Parent" and Center Rental &
                               Sales/Omaha, LLC as the "Company," dated October 6, 1997.
                       10.17   Stock Purchase Agreement by and among Leonard A. Siems, Marvin W. Abbott and the
                               Trustees (as defined) as "Sellers," RSC Alabama, Inc. as "Buyer," Rental Service
                               Corporation as "Parent" and Siems Rental & Sales Co., Inc as the "Company," dated
                               October 31, 1997.
                        11.1   Statement re: computation of earnings per share.
                        21.1   Subsidiaries of Rental Service Corporation.
                        27.1   Financial Data Schedule

__________
* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

# Filed as an exhibit to the Company's Current Report on Form 8-K dated January 31, 1997, and incorporated herein by reference.

+ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-26753, effective May 29,
                    1997), and incorporated herein by reference.

@ Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-22403), and incorporated herein by reference.

++ Filed with the Company's Proxy Statement on Schedule 14A filed March 26, 1997, and incorporated herein by reference.

& Filed as an exhibit to the Company's Current Report on Form 8-K dated April 14, 1997, and incorporated herein by reference.

                          RENTAL SERVICE CORPORATION
                               SEPTEMBER 30, 1997

Item 6.  Exhibits and Reports on Form 8-K (continued)

         (b)  Reports on Form 8-K


          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                          RENTAL SERVICE CORPORATION
                               SEPTEMBER 30, 1997

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RENTAL SERVICE CORPORATION
                                        --------------------------
                                                (Registrant)


Date:    November 13, 1997          By: /s/ Martin R. Reid
         -----------------              ------------------
                                        Martin R. Reid
                                        Chairman and Chief Executive Officer

Date:    November 13, 1997          By: /s/ Robert M. Wilson
         -----------------              --------------------
                                        Robert M. Wilson
                                        Senior V.P. and Chief Financial Officer