Form 10-K
period 1997-12-31
RENTAL SERVICE CORP
filed 1998-03-09
CIK 1016572

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended    DECEMBER 31, 1997
                                  -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission file number           000-21237
                                 ---------

                          RENTAL SERVICE CORPORATION
                          --------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                                33-0569350
--------------------------------                                 --------------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

6929 E. GREENWAY PKWY., SUITE 200, SCOTTSDALE,  ARIZONA              85254
----------------------------------------------------------       --------------
     (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:     (602) 905-3300
                                                        --------------

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


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $413,981,000, based on the last reported sales price of the registrant's Common Stock, $.01 par value, as reported on the New York Stock Exchange on February 20, 1998.

   The number of outstanding shares of the registrant's Common Stock, $.01 par value, as of February 20, 1998 was 20,313,372.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 29, 1998 have been incorporated by reference into Part III of this Report.

                               RENTAL SERVICE CORPORATION
                               ANNUAL REPORT ON FORM 10-K
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                   TABLE OF CONTENTS


                                                       PART I
                                                       ------

   ITEM 1.      Business......................................................................................    1

   ITEM 2.      Properties....................................................................................   11

   ITEM 3.      Legal Proceedings.............................................................................   11

   ITEM 4.      Submission of Matters to a Vote of Security Holders...........................................   12

                                                       PART II
                                                       -------

   ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters........................   12

   ITEM 6.       Selected Financial Data......................................................................   13

   ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........   14

   ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk...................................   21

   ITEM 8.       Financial Statements and Supplementary Data..................................................   21

   ITEM 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........   21

                                                       PART III
                                                       --------

   ITEM 10.      Directors and Executive Officers of the Registrant...........................................   21

   ITEM 11.      Executive Compensation.......................................................................   21

   ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...............................   21

   ITEM 13.      Certain Relationships and Related Transactions...............................................   21

                                                       PART IV
                                                      -------

   ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   22

                                             (i)

                                    PART I


ITEM 1.   BUSINESS

GENERAL

  Rental Service Corporation ("RSC" or the "Company") is a leading consolidator in the rapidly-growing equipment rental industry, serving the needs of a wide variety of industrial, manufacturing and construction markets. As of February 20, 1998, RSC operated the largest equipment rental network in the United States with 187 rental locations nationwide. RSC rents a broad selection of equipment ranging from small items such as pumps, generators, welders and electric hand tools, to larger equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial manlifts and skid-steer loaders. The Company also sells maintenance, repair and operations ("MRO") supplies, small tools, contractor supplies, parts and used rental equipment, and acts as a distributor for new equipment on behalf of certain national equipment manufacturers.

  Since its formation in 1992, the Company has pursued an aggressive expansion strategy and has acquired 50 businesses comprised of 158 locations and has opened 50 start-up locations through February 20, 1998. With a focus on operating rental locations in underserved small- to medium-sized markets, RSC intends to continue to expand its presence in existing markets and capitalize on opportunities to enter new geographic markets through a combination of acquisitions and start-up locations. The Company also seeks to increase revenues across its locations through fleet expansion, improved asset utilization and targeted marketing efforts. Management believes RSC is well-positioned to capitalize on the substantial consolidation opportunities in the equipment rental industry, and to take advantage of the growing demand for rental equipment as businesses increasingly outsource non-core operations.

INDUSTRY OVERVIEW

  The equipment rental industry serves a wide variety of industrial, manufacturing, construction, governmental and homeowner markets. Equipment available for rent ranges from construction and industrial equipment to general tools and homeowners' equipment.

  Management believes the equipment rental industry benefits from the trend among businesses to outsource non-core operations in order to reduce capital investment and minimize the downtime, maintenance, repair and storage associated with equipment ownership. While customers traditionally rented equipment for specific purposes such as supplementing capacity during peak periods and using equipment in connection with special projects, customers are increasingly looking to rental operators to provide an ongoing comprehensive supply of equipment which can enable customers to benefit from the economic advantages and convenience of rental. Many of the businesses that rent equipment also purchase complementary tools and supplies from MRO distributors. The Company believes such customers would be interested in a one-stop solution consisting of both equipment rental and MRO supplies.

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

  The Company believes the equipment rental industry offers substantial consolidation opportunities for large, well capitalized equipment rental companies such as RSC. Relative to smaller companies with only one or two rental locations, the Company believes RSC benefits from several competitive advantages, including sophisticated management information systems, volume purchasing discounts, professional management, a diverse customer base, a modern and well maintained rental fleet, the ability to transfer equipment among rental locations to satisfy customer demand and national brand identity. In addition, the Company believes national operators are less sensitive to localized cyclical downturns and can justify significant investments in professional management and information systems. As a result of consolidation and industry growth, 1996 rental revenues of the top 100 rental equipment companies increased over 1995 rental revenues by approximately 24%, to $3.1 billion in 1996, according to estimates by the Rental Equipment Register ("RER"). In spite of this growth, these top 100 companies represented only a small percentage of the estimated $20 billion in industry rental revenues in 1996. See "--Competition."

BUSINESS STRATEGY

  The Company's goal is to increase revenues and profitability by taking advantage of its strong market position and pursuing a business strategy that includes the following key elements:

  Small- to Medium-Sized Market Focus. The Company focuses on operating rental locations in underserved small- to medium-sized rental markets where the Company can capitalize on its competitive advantages relative to the small, local equipment rental businesses and equipment dealers who have traditionally served such markets. In addition, the Company believes small- to medium-sized markets provide an extensive selection of acquisition candidates and attractive start-up locations. The Company believes future acquisitions and start-up locations will provide opportunities to achieve greater geographic and customer diversification. Through its geographic diversification, the Company believes it can more effectively manage economic fluctuations than single-location businesses by transferring equipment to regions with higher demand. See "Properties" and "--Growth Strategy."

  Cluster Strategy. Under its cluster strategy, RSC establishes a comprehensive pool of rental equipment at a central, readily-accessible "hub" location, and surrounds the hub with smaller "satellite" locations 30 to 150 miles away, which draw on this equipment pool to serve local customers' needs. The hub locations provide full-service rental fleet maintenance and repair operations for the satellite locations. The Company believes this strategy increases fleet utilization and allows RSC to bring the benefits of a large, high-quality and diversified rental equipment fleet to markets with populations as small as 25,000 where a full-scale rental facility might not otherwise be justified. See "--Fleet Management."

  Advanced Information Systems. The Company has made substantial investments in its management information systems in order to improve asset utilization and financial performance. Every rental location has on-line access to a centralized computer system that provides real-time transaction processing, extensive fleet management tools and financial management reports. Use of these systems allows the Company to improve its asset utilization by deploying assets to locations generating higher returns and identifying underperforming assets for disposition. These systems also allow an employee at any location to identify and reserve a specific piece of equipment anywhere in a region, and schedule delivery (generally within 24 hours) to a customer's job site. With the acquisition of Center, the Company obtained Center's proprietary information system, which, among other enhancements, automatically prioritizes equipment for maintenance based on type, age and recent use. The Company believes Center's system is scaleable over a large number of locations, and expects to add it to the Company's existing systems. See "--Fleet Management," "--Information Systems" and "--Recent Developments--Acquisition of Center."

  Decentralized Management. Under the Company's decentralized management structure, RSC's region vice presidents and district managers, who currently average over 20 years of rental experience, are responsible for management, customer service, marketing strategies and business growth, including pursuing acquisitions and start-up locations, in their regions. Each region vice president and district manager is compensated through a stock option program and cash bonus plan tied directly to the region's performance. A small corporate staff at the Company's headquarters focuses on corporate planning, financial reporting and analysis and overseeing execution of the Company's growth strategy. The Company has also centralized its purchasing and equipment disposal functions in order to maximize purchase discounts and sales prices for used rental equipment.

  Superior Customer Service. The Company believes it differentiates itself from many of its competitors by providing responsive customer service, a broad selection of high-quality rental equipment and "one-stop shopping" for a wide range of supplies, tools, parts and equipment. Depending upon market needs, RSC also offers value-added services to its customers such as a radio-dispatched transportation fleet and 24 hours-a-day, seven days-a-week support services, including on-site maintenance and repair. The Company believes its rapid response time in delivering, servicing or replacing equipment at job sites generates customer loyalty. A cornerstone to the Company's customer service commitment is its extensive training system, Rental Service University ("RSU"), which provides formal training to Company employees relating to customer service, strategy, finance, information systems, fleet management, safety and risk management and human resources.
See "--Products" and "--Sales and Marketing."

GROWTH STRATEGY

  RSC's growth strategy is to continue to expand its presence in existing markets and capitalize on opportunities to enter new geographic markets through a combination of acquisitions and start-up locations. The Company is systematic in its selection of new markets for expansion and, together with Arthur D. Little, Inc., has developed a proprietary model to guide future expansion efforts by identifying and ranking desirable locations based on more than 25 demographic characteristics found in the Company's most successful geographic markets. The Company also seeks to increase revenues at new and existing locations through disciplined fleet expansion, improved asset utilization and targeted marketing efforts. The Company also has begun to increase revenues across existing locations by cross-selling both equipment rental services and MRO tools and supplies to its industrial customers.

  Acquisitions. RSC's acquisition efforts focus on acquiring stable, respected businesses in markets the Company believes offer opportunities for additional growth. The Company primarily targets acquisitions of businesses in small- to medium-sized markets where an existing owner has limited resources to expand the rental equipment fleet and/or the owner's decision to sell coincides with the decision to retire. The Company believes it can capitalize in such markets on its competitive advantages relative to the small, local equipment rental businesses and equipment dealers who have traditionally served such markets. Immediately after completing an acquisition, the Company generally integrates the operations of the acquired business into its management information systems, consolidates its equipment purchasing and disposal functions, and centralizes its fleet management, while seeking to provide consistent, high-quality service to the acquired business' customers. The Company has a proven track record in completing and integrating acquisitions. Proprietors of smaller businesses often place significant emphasis on the Company's reputation in these areas, and the Company believes this reputation provides it access to additional acquisition opportunities. Since its formation in 1992, RSC has acquired 50 businesses consisting of 158 locations. See "--Business Strategy--Small- to Medium-Sized Market Focus" and "Properties."

  Start-Up Locations. RSC also enters targeted markets through start-up locations where there is no quality business available for acquisition or where such a business cannot be acquired on terms acceptable to the Company. The Company's decision to open a start-up location is based upon its review of demographic information, business growth projections and the level of existing competition. RSC enhances the flexibility of start-up locations by entering into real estate leases with short initial terms and multiple option periods. In addition, RSC typically minimizes capital expenditures at a start-up location by redeploying and sharing equipment with an existing hub. If a start-up location does not meet expectations, the Company can redeploy the equipment elsewhere. Since the Company opened its first start-up location in October 1994, the Company has opened 49 additional start-up locations. See "--Business Strategy-- Cluster Strategy" and "Properties."

  Internal Growth. The Company focuses on achieving internal growth through an emphasis on disciplined fleet expansion, improved asset utilization and targeted marketing efforts. The Company intends to replace assets in, and increase the breadth and depth of, its existing rental equipment fleet through capital expenditures. In addition, RSC's information systems provide the data necessary to improve asset deployment based upon such factors as price realization, time utilization and individual asset return on investment. Through its national accounts marketing program, the Company targets large petrochemical, industrial and commercial customers. The Company offers these customers In-Plant Maintenance ("IPM") services whereby RSC locates equipment at a customer's facility and assumes complete responsibility for the maintenance of such equipment. The IPM program allows the Company to eliminate operating expenses such as equipment transportation and delivery, and to improve asset utilization rates. In addition, the Company has increased its MRO supply business and its tool room management and small tool trailer business. The Company has also created an Industrial Division, with a dedicated and specially trained sales force focusing exclusively on industrial customers. See "--Fleet Management," "- -Information Systems" and "--Sales and Marketing."

PRODUCTS

  The Company believes it has one of the most comprehensive and well-maintained rental equipment fleets in the industry. The Company sells parts, supplies and used rental equipment, and acts as a distributor for new equipment on behalf of certain national equipment manufacturers.

  Rental Equipment. The Company rents over 50 categories of equipment on a daily, weekly or monthly basis, and occasionally for periods of up to one year. The Company's rental equipment fleet of over 43,000 units includes a broad selection of equipment ranging from small items such as pumps, generators, welders, electric hand tools and concrete finishing equipment to larger equipment such as air compressors, dirt equipment, booms, aerial manlifts, forklifts, scissor lifts, skid-steer loaders and backhoes. Each of the Company's rental locations has access to a product mix tailored to satisfy the needs and preferences of the local customer base.

  Sales of Parts, Supplies and Equipment. In addition to rental equipment, most RSC locations carry a wide range of parts and supplies, including "convenience consumables" used in conjunction with rental equipment, such as safety equipment, diamond saw blades and sandpaper. This sales activity allows the Company to attract and retain customers by offering the convenience of "one-stop shopping." In addition, RSC is a distributor for new equipment on behalf of certain national equipment manufacturers, including Black & Decker, Genie, Honda, Ingersoll-Rand, JLG, Lull, Multiquip, Norton, Sky-Jack, Sky Trak, Snorkel, Stanley Proto, Terramite, Wacker and Weldon Pumps. In connection with the acquisitions of Center and Valley, the Company also became a dealer for Kobelco. The Company also offers its customers a one-source catalog for a variety of equipment, tools and supplies.

  The Company also routinely sells used rental equipment in order to maintain an economically competitive fleet and to adjust to fluctuations in the demand for specific rental products. The Company has developed a proprietary algorithm, the "CAPCOM" model, which is designed to determine the optimal timing for the sale and replacement of equipment given, among other things, original purchase price, maintenance expense, rental demand and prices in the used rental equipment market. RSC is able to realize attractive prices on used equipment sales due to its strong preventative maintenance program, its ability to use offshore, retail and direct mail distribution channels to redirect disposals to markets where the equipment is in highest demand, and its ability to negotiate attractive fee arrangements with third-party auctioneers. In addition, the Company markets its used rental equipment via the Internet, and is continually evaluating additional disposal alternatives.

FLEET MANAGEMENT

  The Company believes its advanced information systems, combined with its cluster strategy and ability to redeploy equipment among locations, allow RSC to better manage its fleet and achieve higher equipment utilization rates than many of its competitors. Under this strategy, an employee at any location can locate a specific piece of equipment throughout the region, whether on rent (in which case the estimated date available is provided), in transit, in the service bay or ready for rent. Once identified, the equipment can be reserved for a customer through the system and scheduled for delivery (generally within 24 hours) to the job site or store location by the Company's radio-dispatched transportation fleet of trucks, trailers and independent carriers. The Company is able to further increase fleet utilization and moderate capital expenditures through its "use-it-or-lose-it" policy, whereby equipment is deployed to areas where it can provide the highest return. The Company's information systems also track each individual rental asset and automatically schedule preventative maintenance, frequently in advance of that suggested by the manufacturer. As a result, the Company believes it is able to enhance the reliability and extend the useful life of its rental equipment fleet, and obtain favorable prices when used rental equipment is sold.

INFORMATION SYSTEMS

  Each rental location is networked with a commonly configured PC equipped with electronic links to all other RSC locations and the Company's central databases. The Company has developed a comprehensive set of management information databases covering financial performance, fleet utilization, sales and pricing. Company management can access these databases 24 hours a day at all locations via the Internet to analyze such items as: (i) price trends by store, region, salesperson, end-user, equipment category or customer; (ii) sales trends by store, customer, region or end-user; (iii) fleet utilization by individual asset or asset class; (iv) financial results and (v) performance of selected acquisitions and start-up locations. In addition, all rental transactions are processed in real-time through a centralized AS400 system located at corporate headquarters, which can be accessed by the employee at the point of sale to determine equipment availability. Local, regional and corporate management can access this information to monitor current business activity, including daily sales volume and fleet availability. As a result of the acquisition of IAT, the Company also has a proprietary tool management software system which controls the issuance, return and management of tools and equipment used by plant personnel and contractors. With the acquisition of Center, the Company obtained Center's proprietary information system, which allows Center to operate on a nearly paperless basis. This system automatically prioritizes equipment for maintenance based on the type, age and recent use. Repair personnel merely log on to the system to get their assignments. Simultaneously, the system forwards a list of the required parts and supplies to the parts department at each Center location, so those parts and supplies can be waiting for the repair personnel to pick them up. The Company believes Center's system is scaleable over a large number of locations, and expects to add it to the Company's existing systems. The Company believes its use of advanced information technology will continue to create profit improvement opportunities and improve equipment utilization. The Company believes the Year 2000 will not be a material issue with respect to the Company's information systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

CUSTOMERS

  In 1997, the Company rented equipment to over 33,000 customers, with no one customer accounting for more than 0.5% of the Company's total revenues, and the top ten customers representing less than 3% of total revenues. The composition of RSC's customer base varies widely by location and is determined by several factors, including the business composition of the local economy. The Company's customer base consists of the following general categories: (i) industrial, including manufacturers, petrochemical facilities, large chemical processing companies, paper mills, entertainment companies and public utilities; (ii) construction, including contractors; and (iii) government and homeowners. The Company believes the loss of any one customer would not have a material adverse effect on the Company's business. Due to the acquisition of IAT and the formation by the Company of its Industrial Division, the Company believes industrial customers will account for an increased portion of the Company's total revenues in the future. See "--Growth Strategy--Internal Growth."

SALES AND MARKETING

  The Company markets its products and services through a sales force consisting of both field-based and store-based sales people. The field-based sales force calls regularly on contractors' job sites and industrial facilities with the objective of building strong business relationships and ensuring such customers' rental and supply needs are fulfilled. The Company's store-based sales force handles telephone inquiries and assists customers at each rental location to select the proper equipment and supplies to meet their needs. In addition, through its national accounts program, the Company targets large petrochemical, industrial and commercial customers in order to develop national relationships and increase awareness of its IPM program. The Company's sales force attends RSU in order to develop extensive product knowledge and refine their customer service skills. See "--Business Strategy--Superior Customer Service."

  The Company supplements its sales and marketing activities through participation in industry trade shows and conferences, direct mail, and advertising in local industry publications and the yellow pages in the markets it serves. In addition, the Company maintains a home page on the Internet describing the Company's products and services, geographic locations and used rental equipment for sale. RSC's home page can be found at "http://www.rentalservice.com." The Company also maintains a Website on the Internet describing the products and services of IAT at "http://www.industrial.air.tool.mrop.net."

COMPETITION

  The equipment rental industry is highly fragmented and competitive. The Company's competitors include: large national companies (such as Hertz Equipment Rental Corporation; Prime Service, Inc.; U.S. Rentals, Inc.; United Rentals, Inc.; and BET Plant Services U.S.A.); regional competitors that operate in a few states; small, independent businesses with one or two rental locations; and equipment vendors and dealers who both sell and rent equipment directly to customers. The industry's fragmented nature has attracted new competitors. Through its acquisition of Prime Service, Inc., equipment manufacturer Atlas Copco has entered into the equipment rental business, and the Company believes equipment manufacturers, such as Caterpillar and John Deere, and equipment dealers such as Neff, have entered or may enter the equipment rental business as well. The Company also competes against MRO suppliers, including large companies (such as W.W. Grainger and McMaster Carr), as well as regional and independent competitors. Certain competitors have greater financial resources, are more geographically diverse and have greater name recognition than the Company. There can be no assurance the Company will not encounter increased competition from existing competitors or new market entrants that may be significantly larger and have greater financial and marketing resources. In addition, to the extent existing or future competitors seek to gain or retain market share by reducing prices, the Company may be required to lower its prices, thereby impacting operating results.

  Existing or future competitors may also seek to compete with the Company for acquisition candidates which could have the effect of increasing the price for acquisitions or reducing the number of suitable acquisition candidates. Management believes such competition has already increased the prices obtained by businesses acquired by the Company and its competitors. In addition, such competitors may also compete with the Company for start-up locations, thereby limiting the number of attractive locations for expansion. Competition in the rental or MRO business and competition in making acquisitions could have a material adverse effect on the Company and the market price of the Common Stock. See "Business Risks--Competition."

  The equipment rental business is highly service-oriented. The success of an individual rental operator is predicated on its customer handling and problem solving abilities; quality, condition and servicing of its equipment; and overall operation of its business. Other components of competition include location, availability of equipment (both depth and breadth) and price. The Company believes it competes in the markets it serves primarily on the basis of responsive customer service, a broad selection of high-quality rental equipment and supplies, and competitive prices. Relative to smaller companies with only one or two rental locations, the Company believes RSC benefits from several competitive advantages, including sophisticated management information systems, volume purchasing discounts, professional management, a diverse customer base, a modern and well maintained rental fleet, the ability to transfer equipment among rental locations to satisfy customer demand, the ability to service national accounts and national brand identity. In addition, the Company believes national operators are less sensitive to localized cyclical downturns and can justify significant investments in professional management and information systems.

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

  The Company dispenses petroleum products from underground and above-ground storage tanks located at certain rental locations it owns or leases. The Company maintains an environmental compliance program that includes the implementation of required technical and operational activities designed to minimize the potential for leaks and spills, maintenance of records and the regular testing and monitoring of tank systems for tightness. There can be no assurance, however, that these tank systems have been or will at all times remain free from leaks or that the use of these tanks has not or will not result in spills or other releases. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and other activities to come into compliance with environmental laws, and the performance of appropriate remediation at certain locations. The Company does not believe such removal and remediation will have a material adverse effect on the Company's operating results or financial position. The Company also uses hazardous materials such as solvents to clean and maintain its rental equipment fleet. In addition, the Company generates and disposes waste such as used motor oil, radiator fluid and solvents, and may be liable under various federal, state and local laws for environmental contamination at facilities where its waste is or has been disposed. The Company believes it currently conducts its operations in material compliance with all applicable laws and regulations. Compliance by the Company with applicable environmental laws has not had a material adverse effect on the Company's financial condition or competitive position to date.

TRADE NAMES

  The Company currently does business under the name Rental Service Corporation(SM). The Company believes this brand name identity enables it to more effectively target national accounts. In certain local markets, the

Company also selectively continues to use the name of an acquired business where there is strong local name recognition and customer loyalty.

EMPLOYEES

  At February 21, 1998 the Company employed approximately 2,600 people. The Company's employees generally are not represented by a union or a collective bargaining agreement; however, approximately 21 of the Company's employees are represented by a union. The Company considers its labor relations to be good.

RECENT DEVELOPMENTS

  Acquisition of Center. On December 2, 1997, the Company acquired all of the outstanding stock of Rent-It-Center, Inc. d/b/a Center Rentals & Sales and substantially all of the assets of certain affiliated entities (collectively, "Center") for approximately $116.9 million in cash (including the payoff of approximately $16.0 million of assumed debt) and 482,315 shares of common stock, par value $.01 per share, of the Company ("Common Stock") (of which 64,544 shares will be issued over seven years, subject to earlier issuance within three years if certain performance objectives are achieved) (the "Center Acquisition"). Center was a leading independent equipment rental company that also sold a variety of equipment ranging from small tools to heavy equipment, including related commodity supplies. Center operated a total of 14 locations in Colorado, New Mexico, Texas, Kansas, Missouri and Nebraska, and had total combined revenues of approximately $49.8 million for its fiscal year ended October 31, 1997. Center operated on a "hub" and "satellite" strategy similar to that employed by the Company. Center's balance sheet was consolidated with the Company's under the purchase method of accounting as of December 2, 1997. Pursuant to the acquisition agreements, the Company assumed effective control of Center's operations on November 1, 1997, and has included Center's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

  Acquisition of Valley. On February 3, 1998, the Company acquired substantially all of the assets of JDW Enterprises, Inc. d/b/a Valley Rentals ("Valley") for $93.6 million in cash and 435,602 shares of Common Stock. Valley was a leading independent equipment rental company operating a total of ten locations in Arizona and New Mexico, and had total revenues of approximately $36.7 million for its fiscal year ended December 31, 1997. Valley was a leader in the Arizona rental market, and operated on a limited "hub" and "satellite" system similar to the Company and Center. This acquisition was recorded under the purchase method of accounting.

  Other Acquisitions and Start-ups. On December 12, 1997, the Company acquired all of the outstanding stock of Siems Rental & Sales Co., Inc. ("Siems") for approximately $21.3 million in cash (including the payoff of approximately $13.3 million of assumed debt) and 126,315 shares of Common Stock. Siems was an independent equipment rental company engaged in the rental, sales and service of various types of construction and industrial equipment. Siems operated a total of six locations in Maryland, Delaware, Pennsylvania and Virginia, and had trailing twelve months revenues of approximately $21.0 million as of September 30, 1997. Siems' balance sheet was consolidated with the Company's under the purchase method of accounting as of December 12, 1997. Pursuant to the acquisition agreement, the Company assumed effective control of Siems' operations on November 1, 1997, and has included Siems' revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

  Subsequent to December 31, 1997, the Company completed five additional acquisitions for a total combined purchase price of approximately $10.9 million (including 14,507 shares of Common Stock). These acquisitions had a combined ten locations in Florida, Georgia, North Carolina, South Carolina and Tennessee. Additionally, the Company opened two new start-up locations in Texas.

  As of February 20, 1998, the Company is party to letters of intent to acquire an additional six businesses for a total combined purchase price of approximately $97.0 million (including up to 236,431 shares of Common Stock) and having a combined 14 locations in Illinois, Indiana, Louisiana, Minnesota, Missouri, Nebraska, Virginia and Wisconsin. Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements and, in some cases, RSC board of directors and bank approval and early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").

BUSINESS RISKS

  The following factors should be considered in addition to the other information contained in this report or incorporated herein by reference in evaluating the Company and its business.

  Risks Relating to Growth Strategy. A principal component of the Company's growth strategy is to continue to expand through additional acquisitions and start-up locations that complement the Company's business in new or existing markets. Since its formation in 1992 through February 20, 1998, the Company, through its aggressive expansion strategy, has acquired 50 businesses consisting of 158 locations and has opened 50 start-up locations. At February 20, 1998, the Company was a party to letters of intent to acquire an additional six equipment rental businesses with an aggregate total of 14 locations in eight states for an aggregate purchase price of $86.0 million in cash, $5.2 million in Common Stock and the assumption of approximately $5.8 million of debt. Additionally, $2.9 million in Common Stock may be paid under these letters of intent based on the achievement of certain performance objectives. The Company's future growth will be dependent upon a number of factors including, among others, the Company's ability to identify acceptable acquisition candidates and suitable start-up locations, consummate acquisitions and obtain sites for start-up locations on favorable terms, promptly and successfully integrate acquired businesses and start-up locations with the Company's existing operations, expand its customer base and obtain financing to support expansion. There can be no assurance the Company will successfully expand or that any expansion will result in profitability. The failure to effectively identify, evaluate and integrate acquired businesses and start-up locations could adversely affect the Company's operating results. Through several recent acquisitions (including Valley, Center and Siems), the Company began operating in the Midwest, the Rocky Mountain area and the Mid-Atlantic regions, areas in which it has no experience. The results achieved to date by the Company may not be indicative of its prospects or ability to succeed in these or other new markets, many of which may have different competitive conditions, seasonality and demographic characteristics than the Company's current markets. The Company has substantially increased its presence in the MRO supply business, which generally requires maintenance of higher levels of inventory, is more dependent on industrial customers and has lower operating margins than the Company's rental equipment business.

  In connection with prospective acquisitions and start-up locations, the Company expects to increase the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. The Company believes this growth will increase the operating complexity of the Company and the level of responsibility for both existing and new management personnel. To manage this expected growth, the Company intends to increase its investment in its operating and financial systems and to continue to expand, train and manage its employee base. There can be no assurance the Company will be able to attract and retain qualified management and employees or that the Company's current operating and financial systems and controls will be adequate as the Company grows or that any steps taken to improve such systems and controls will be sufficient.

  Need for Additional Capital for Future Growth; Restrictions Imposed by Debt Covenants. Expansion of the Company through acquisitions, start-up locations and internal growth will require significant capital expenditures. The Company made capital expenditures of $86.8 million and $165.1 million in the years ended December 31, 1996 and 1997, respectively, and completed acquisitions for $27.3 million and $278.9 million in the aggregate, respectively, during such periods. The Company's capital expenditures have principally been discretionary expenditures to finance the growth of its rental fleet. The Company must continue to reinvest in ongoing capital expenditures to maintain the condition of its rental equipment fleet in order to remain competitive and provide its customers with high-quality equipment. The Company has historically financed its acquisitions, start-up locations and capital expenditures primarily through the issuance of equity securities, secured bank borrowings and internally generated cash flow. To implement its growth strategy and meet its capital needs, the Company may in the future issue additional equity securities or incur additional indebtedness. Such additional indebtedness would increase RSC's leverage, may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. Failure by the Company to obtain sufficient additional capital in the future could force the Company to curtail its growth or delay capital expenditures, which could have a material adverse effect on the Company and the market price of the Common Stock.

  The Bank Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets or merge, incur debt, pay dividends, repurchase or redeem capital stock, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities.

The Bank Facility also contains, among other covenants, requirements that the Company maintain specified financial ratios, including minimum total debt to EBITDA levels and interest coverage. The restrictions contained in the Bank Facility will affect, and in some cases will significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

  The ability of the Company to comply with such provisions may be affected by events that are beyond the Company's control. The breach of any of these covenants could result in a default under the Bank Facility. In the event of any such default, the lenders under the Bank Facility could elect to declare all amounts borrowed under the Bank Facility, together with accrued interest and other fees, to be due and payable. If the indebtedness under the Bank Facility were to be accelerated, all indebtedness outstanding under such Bank Facility would be required to be paid in full before the subsidiaries of the Company that are parties to the Bank Facility would be permitted to distribute any assets or cash to the Company. There can be no assurance that the assets of the Company and its subsidiaries would be sufficient to repay all borrowings under the Bank Facility. In addition, as a result of these covenants, the ability of the Company and its subsidiaries to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions, including acquisitions, that might otherwise be considered important to the Company's growth strategy or otherwise beneficial to the Company, which could have a material adverse effect on the market price of the Common Stock.

  Competition. The equipment rental industry is highly fragmented and competitive. The Company's competitors include: large national companies (such as Hertz Equipment Rental Corporation; Prime Service, Inc.; U.S. Rentals, Inc.; United Rentals, Inc.; and BET Plant Services U.S.A.); regional competitors that operate in a few states; small, independent businesses with one or two rental locations; and equipment vendors and dealers who both sell and rent equipment directly to customers. This fragmentation has attracted new competitors. Through its acquisition of Prime Service, Inc., equipment manufacturer Atlas Copco North America Inc., a subsidiary of Sweden-based Atlas Copco AB ("Atlas Copco"), has entered into the equipment rental business, and the Company believes equipment manufacturers such as Caterpillar Inc. ("Caterpillar") and John Deere Capital Corporation, a wholly owned subsidiary of Deere & Company ("John Deere"), and equipment dealers such as Neff Corp. ("Neff"), a John Deere dealer in which GE Capital Corporation has an investment, have entered or may enter into the business as well. The Company also competes against MRO suppliers, including large companies (such as W.W. Grainger and McMaster Carr), as well as regional and independent competitors. Certain competitors have greater financial resources, are more geographically diverse and have greater name recognition than the Company. There can be no assurance the Company will not encounter increased competition from existing competitors or new market entrants that may be significantly larger and have greater financial and marketing resources. In addition, to the extent existing or future competitors seek to gain or retain market share by reducing prices, the Company may be required to lower its prices, thereby impacting operating results. There can be no assurance the Company will be able to maintain or increase its market share or its revenues or compete effectively in any of its markets.

  Existing or future competitors may also seek to compete with the Company for acquisition candidates that could have the effect of increasing the price for acquisitions or reducing the already limited number of suitable acquisition candidates. Management believes such competition has already increased the prices obtained by businesses acquired by the Company and its competitors. In addition, such competitors may also compete with the Company for start-up locations, thereby limiting the number of attractive locations for expansion. Competition in the rental or MRO business and competition in making acquisitions could have a material adverse effect on the Company and the market price of the Common Stock.

  General Economic Conditions. The Company's business is sensitive to economic and competitive conditions, including national, regional and local slowdowns in construction, petrochemical or other industrial activity. As of February 20, 1998, the Company operated 187 locations in 23 states (Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Maryland, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia). After completion of the acquisitions currently under letters of intent, the Company will also operate in Indiana, Minnesota and Wisconsin. The Company's operating results may be adversely affected by events or conditions in a particular area, such as regional economic slowdowns, adverse weather and other factors. In addition, the Company's operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments by the Company under its variable rate credit facilities. There can be no assurance economic slowdowns or adverse economic or competitive conditions will not have a material adverse effect on the Company's operating results, its financial condition or the market price of the Common Stock.

  Seasonality and Quarterly Fluctuations. Historically, the Company's revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in the Company's markets; the timing and cost of acquisitions and start-up locations; the effectiveness of integrating acquired businesses and start-up locations; the timing of fleet expansion capital expenditures; the realization of targeted equipment utilization rates; seasonal rental and purchasing patterns of the Company's customers; and price changes in response to competitive factors. The Company incurs various costs in establishing or integrating newly acquired locations or start-ups, and the profitability of a new location is generally expected to be lower in the initial period of its operation than in subsequent periods. In addition, operating results historically have been seasonally lower during the first and fourth fiscal quarters than during the other quarters of the fiscal year. These factors, among others, make it likely that in some future quarter the Company's results of operations may be below the expectations of securities analysts and investors, which could have a material adverse effect on the value of the Common Stock.

  Dependence on Key Personnel. The Company's future performance and development will depend, in large part, upon the efforts and abilities of certain members of senior management, particularly Martin R. Reid, Chairman of the Board and Chief Executive Officer, and Douglas A. Waugaman, Ronald Halchishak, David G. Ledlow and John Markle, each a Senior Vice President of Operations. In addition, David
P. Lanoha, who became a Senior Vice President of Operations upon the closing of the Center Acquisition, now serves as a director of the Company and an advisor to the Chairman of the Board, having resigned his position as Senior Vice President in January 1998. The loss of service of one or more members of senior management could have a material adverse effect on the Company's business. The Company's future success also will depend on its ability to attract, train and retain skilled personnel in all areas of its business.

  Government and Environmental Regulation. The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of environmental liability upon the Company or expose the Company to third-party actions such as tort suits. The Company uses hazardous materials such as solvents to clean and maintain its rental equipment fleet. In addition, the Company generates and disposes waste such as used motor oil, radiator fluid and solvents, and may be liable under various federal, state and local laws for environmental contamination at facilities where its waste is or has been disposed. In addition, the Company dispenses petroleum products from underground and above-ground storage tanks located at certain rental locations that it owns or leases. The Company maintains an environmental compliance program that includes the implementation of required technical and operational activities designed to minimize the potential for leaks and spills, maintenance of records and the regular testing and monitoring of tank systems for tightness. There can be no assurance, however, that these tank systems have been or will at all times remain free from leaks or that the use of these tanks has not or will not result in spills or other releases. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and other activities to come into compliance with environmental laws, and the performance of appropriate remediation at certain of its locations.

  Liability and Insurance. The Company's business exposes it to possible claims for personal injury or death resulting from the use of equipment rented or sold by the Company and from injuries caused in motor vehicle accidents in which Company delivery or service personnel are involved. The Company carries comprehensive insurance subject to a deductible. There can be no assurance that existing or future claims will not exceed the level of the Company's insurance, or that such insurance will continue to be available on economically reasonable terms, if at all. In addition, certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, are generally not covered by the Company's insurance.

  Forward-Looking Statements and Associated Risks. Forward-looking statements in this report, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, the integration of acquisitions and start-up locations into the Company's existing operations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described elsewhere in this "Business Risks" discussion and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this report will in fact occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 2.  PROPERTIES

  At February 20, 1998, the Company operated 187 rental locations in the following 23 states: Alabama (12), Arkansas (15), Arizona (8), Colorado (6), Delaware (1), Florida (23), Georgia (25), Illinois (5), Iowa (4), Kansas (4), Louisiana (5), Maryland (3), Mississippi (11), Missouri (6), Nebraska (1), New Mexico (5), North Carolina (2), Oklahoma (1), Pennsylvania (1), South Carolina
(8), Tennessee (11), Texas (28) and Virginia (2). Through the completion of the acquisitions currently under letters of intent, the Company will add 14 locations in the following eight states: Illinois (2), Indiana (1), Louisiana
(2), Minnesota (4), Missouri (1), Nebraska (1), Virginia (2) and Wisconsin (1).

  The following table shows the increase in the number of RSC locations for the previous five years:


                                                      Year Ended December 31,
                                               --------------------------------
                                               1993   1994   1995   1996   1997
                                               ----   ----   ----   ----   ----
Beginning locations........................     11     21     25     50     94
 Locations acquired........................     11      1     26     25     64
 Locations opened..........................     --      3     10     19     16
 Locations closed or sold(1)...............     (1)    --     (2)    --     (9)
 Ending locations held for sale(1).........     --     --     (9)    --     --
                                               ----   ----   ----   ----   ----
Ending locations...........................     21     25     50     94    165
                                               ====   ====   ====   ====   ====

__________
(1) In connection with the 1995 acquisition of Acme Holdings Inc. (renamed as RSC Holdings, Inc.) ("RHI"), the Company decided to sell, close or dispose of RHI's California rental locations. During 1996, the Company sold or closed all such locations, which were previously included in "assets held for sale" in the Company's Consolidated Financial Statements.


    The Company's locations are generally situated in industrial, commercial or mixed-use zones. The buildings range from approximately 1,500 to 47,000 square feet; generally consist of a customer showroom, an equipment service area and storage facilities; and are located on parcels of one to seven acres of land. Eight of the Company's rental locations are owned, with the remaining locations subject to leases with terms expiring from 1998 to 2005, most with options to extend. In a number of instances, the Company's rental locations are leased from the former owners of businesses acquired by the Company.

ITEM 3.  LEGAL PROCEEDINGS

   The Company and its subsidiaries are parties to various litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to such pending litigation cannot be estimated with certainty but the Company believes, based on its examination of such matters, that such ultimate liability will not have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's stockholders were asked to approve, through a written consent dated November 3, 1997, an increase in the number of authorized shares of Common Stock from 20 million to 40 million shares.

     The increase was approved based on the stockholder votes set forth below:


             Number of votes for:             12,460,482
             Number of votes against:            385,404
             Number of votes abstaining:           7,620


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RSV." The Common Stock was traded on the Nasdaq National Market ("Nasdaq") from September 18, 1996 until May 21, 1997 under the symbol "RSVC." The following table sets forth for each period indicated, the high and low closing sales prices for the Common Stock as reported by the NYSE or Nasdaq, as applicable.

                                                                                    PRICE
                                                                            ---------------------
                                                                              HIGH        LOW
                                                                            ---------   ---------
FISCAL YEAR-ENDED DECEMBER 31, 1996
       Third quarter (from September 18, 1996)..................            $23 1/4     $21 1/2
       Fourth quarter...........................................             28 1/2      20 3/8

FISCAL YEAR-ENDED DECEMBER 31, 1997
       First quarter............................................             27 1/4      18
       Second quarter...........................................             26 3/8      18
       Third quarter............................................             28          22 7/16
       Fourth quarter...........................................             28          22 7/8

  As of February 20, 1998, there were approximately 50 holders of record of the Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker "street names" for the benefit of individual investors.

  The Company has not paid any cash dividends on the Common Stock since its formation and does not currently intend to pay cash dividends in the foreseeable future. Management anticipates all earnings and other cash resources of the Company, if any, will be retained by the Company for the operation and expansion of its business and for general corporate purposes. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, results of operations, level of indebtedness, capital requirements, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as the Board of Directors may deem relevant. The Company is effectively restricted by the terms of the Bank Facility from paying cash dividends on the Common Stock and may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of cash dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

       SUMMARY CONSOLIDATED FINANCIAL INFORMATION AND OPERATING DATA (1) (IN THOUSANDS, EXCEPT SELECTED OPERATING DATA AND PER SHARE AMOUNTS)

                                                                                         Year Ended December 31,
                                                                    -------------------------------------------------------------
                                                                     1993          1994          1995          1996        1997
                                                                    -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues:
 Equipment rentals............................................      $17,238      $27,775       $47,170       $94,218     $170,704
 Sales of parts, supplies and new equipment...................        7,387       10,800        14,621        21,919       70,957
 Sales of used equipment......................................        1,007        3,240         4,126        12,217       19,602
                                                                    -------      -------       -------       -------     --------
Total revenues................................................       25,632       41,815        65,917       128,354      261,263
Cost of revenues:
 Cost of equipment rentals, excluding
   equipment rental depreciation..............................       11,405       16,284        27,854        55,202       87,552
 Depreciation, equipment rentals..............................        2,161        4,020         7,691        17,840       37,413
 Cost of sales of parts, supplies and new equipment...........        5,370        7,978        10,439        15,582       54,739
 Cost of sales of used equipment..............................          589        2,320         2,178         8,488       12,927
                                                                    -------      -------       -------       -------     --------
Total cost of revenues........................................       19,525       30,602        48,162        97,112      192,631
                                                                    -------      -------       -------       -------     --------
Gross profit..................................................        6,107       11,213        17,755        31,242       68,632
Selling, general and administrative expense...................        2,683        4,747         6,421        12,254       20,996
Depreciation and amortization, excluding
 equipment rental depreciation................................          211          504         1,186         2,835        5,373
Amortization of intangibles (2)...............................        2,635        2,078           718         2,379        3,907
                                                                    -------      -------       -------       -------     --------
Operating income..............................................          578        3,884         9,430        13,774       38,356
Interest expense, net.........................................          407          731         3,314         7,063       14,877
                                                                    -------      -------       -------       -------     --------
Income before income taxes and
 extraordinary items..........................................          171        3,153         6,116         6,711       23,479
Provision for income taxes....................................          465        1,177         2,401         2,722       10,330
                                                                    -------      -------       -------       -------     --------
Income (loss) before extraordinary items......................         (294)       1,976         3,715         3,989       13,149
Extraordinary items (3).......................................            -            -           478         1,269          534
                                                                    -------      -------       -------       -------     --------
Net income (loss).............................................         (294)       1,976         3,237         2,720       12,615
Redeemable preferred stock accretion..........................        1,013        1,646         1,717         1,643            -
                                                                    -------      -------       -------       -------     --------
Net income (loss) available to common stockholders............      $(1,307)     $   330       $ 1,520       $ 1,077     $ 12,615
                                                                    =======      =======       =======       =======     ========
Earnings (loss) per common share (4):
Income (loss) before extraordinary items......................      $  (.29)     $   .08       $   .50       $   .34     $    .96
Extraordinary items...........................................            -            -          (.12)         (.18)        (.04)
                                                                    -------      -------       -------       -------     --------
Net income (loss).............................................      $  (.29)     $   .08       $   .38       $   .16     $    .92
                                                                    =======      =======       =======       =======     ========
Weighted average common shares................................        4,542        4,338         4,032         6,876       13,653
Earnings (loss) per common share, assuming dilution (4):
Income (loss) before extraordinary items......................      $  (.29)     $   .08       $   .49       $   .33     $    .94
Extraordinary items...........................................            -            -          (.12)         (.18)        (.03)
                                                                    -------      -------       -------       -------     --------
Net income (loss).............................................      $  (.29)     $   .08       $   .37       $   .15     $    .91
                                                                    =======      =======       =======       =======     ========
Weighted average common shares................................        4,542        4,338         4,116         7,180       13,927

                                                                                              December 31,
                                                                    -------------------------------------------------------------

                                                                     1993          1994          1995          1996       1997
                                                                    -------------------------------------------------------------
SELECTED OPERATING DATA:
Number of locations..........................................            21           25            50            94          165

BALANCE SHEET DATA:
Net book value of rental equipment...........................       $16,223      $24,138       $52,818      $116,921     $314,696
Total assets.................................................        35,877       48,098       137,832       218,933      699,326
Total debt...................................................         4,411       12,752        68,555        68,594      306,975
Redeemable preferred stock (net of treasury stock)...........        25,956       26,684        28,401             -            -
Common stockholders' equity (deficit)........................        (1,281)      (1,474)           46        95,072      290,781

(1) The Company's acquisitions have been accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the statements of operations data from the effective date of each acquisition, as described in Note 2 to the Company's Consolidated Financial Statements.

(2) 1993 data includes $781,000 for the write-off of costs in excess of net assets acquired.

(3) The extraordinary item in 1995 represents the loss on extinguishment of debt related to the Company's $30.0 million revolving credit facility (the "Old Revolver") paid off September 12, 1995. The extraordinary item in 1996 represents the loss on extinguishment of debt related to the amendment to the Revolver in September 1996 and the repayment of the note payable to a bank (the "Bank Note") and the repurchase of the related warrants in September 1996. The extraordinary item in 1997 represents the loss on extinguishment of debt related to the amendment to the Revolver in January 1997.

(4) See Notes 1 and 3 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

  Since its formation in 1992 through February 20, 1998, the Company has acquired 50 businesses consisting of 158 locations and has opened 50 start-up locations. The Company also focuses on increasing revenues and profitability across its locations through investments in fleet expansion, the implementation of information systems designed to improve asset utilization and targeted marketing efforts. As a result, the Company has increased its total revenues from $65.9 million in the year ended December 31, 1995 to $261.3 million in the year ended December 31, 1997, and operating income has increased from $9.4 million to $38.4 million during the same period, representing increases of 296.4% and 306.7%, respectively. The Company has also substantially increased its presence in the MRO supply business, which has historically had lower gross margins than the Company's equipment rental business.

  The Company has historically financed its acquisitions, start-up locations and capital expenditures primarily through the issuance of equity securities, secured bank borrowings and internally generated cash flow. Such financings have increased the Company's interest expense and resulted in the accretion of dividends on its Redeemable Preferred Stock prior to its redemption in September 1996. Because all of the acquisitions have been accounted for under the purchase method of accounting, such acquisitions have increased the Company's goodwill and other intangibles (including covenants not to compete). During the initial phase of an acquisition or start-up location, the Company typically incurs expenses related to completing acquisitions and opening start-up locations, training employees, installing or converting information systems, facility set-up and marketing expenses. As a result, the profitability of a new location is generally expected to be lower in the initial period of its operation than in subsequent periods. Integration of acquisitions is generally completed within the first six months, while the Company generally expects start-up locations to achieve normalized profitability after one year. The Company anticipates that as it continues to implement its growth strategy, new locations will continue to impact the Company's margins until such locations achieve normalized profitability.

  The Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. Acquisition transactions are typically subject to numerous conditions, including due diligence investigation, environmental review and negotiation of a definitive purchase agreement. In evaluating acquisition targets, the Company considers, among other things, the target's competitive market position, management team, growth position and the demographic characteristics of the target market. At any time, the Company may have one or more offers outstanding and may have executed one or more letters of intent or binding acquisition agreements. As of February 20, 1998, the Company is party to letters of intent to acquire an additional six equipment rental businesses with a total of 14 locations in eight states for an aggregate purchase price of $97.0 million (including up to 236,431 shares of Common Stock). There can be no assurance, however, that such letters of intent or discussions will result in any particular transaction being consummated.

  The Company's capital expenditures have principally been discretionary expenditures to finance the growth of its rental equipment fleet; however, the Company must continually reinvest in ongoing capital expenditures in order to acquire and maintain a competitive, high quality rental equipment fleet. For the years ended December 31, 1995, 1996 and 1997, the Company made capital expenditures of $23.6 million, $86.8 million and $165.1 million, respectively. The Company depreciates rental equipment over periods ranging from three to seven years, which has resulted in equipment rental depreciation of $7.7 million, $17.8 million and $37.4 million for the years ended December 31, 1995, 1996 and 1997, respectively. Depreciation related to new rental equipment periodically contributes to short-term margin pressure, since new rental equipment does not immediately generate revenues at historical utilization rates. In recent years, the Company has also made substantial investments in its information systems.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996


  Revenues Total revenues for the year ended December 31, 1997 increased 103.5% to $261.3 million from $128.4 million for the year ended December 31, 1996. This increase was primarily due to the inclusion of revenues from acquisitions of 22 businesses (consisting of 64 locations) and the opening of 16 start-up locations since December 31, 1996. Also contributing to the increased revenues was the larger rental fleet resulting from the Company's significant investment in capital expenditures. Equipment rental revenues increased 81.2% to $170.7 million from $94.2 million due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 223.7% to $71.0 million from $21.9 million due primarily to the acquisition of IAT (effective in the Company's results of operations from March 1, 1997), the increased number of rental locations selling these items and the 1997 acquisitions of businesses that were dealers for certain new equipment. Sales of used equipment increased 60.4% to $19.6 million from $12.2 million due to the larger rental fleet and the Company's continuing strategy of selling the older items in its fleet.

  Gross Profit. Gross profit for the year ended December 31, 1997 increased to $68.6 million, or 26.3% of total revenues, from $31.2 million, or 24.3% of total revenues, for the year ended December 31, 1996. Gross margin on equipment rentals increased to 26.8% of equipment rental revenues from 22.5% for the year ended December 31, 1996, primarily due to the improved gross profit resulting from the Company's cost controlling methods. Gross margin on sales of parts, supplies and new equipment decreased to 22.9% of sales from 28.9%, due primarily to the acquisition of IAT, effective in the Company's results of operations from March 1, 1997, and a change in the product mix of parts, supplies and new equipment sales. Excluding the effect of the acquisition of IAT, the Company's gross margin on sales of parts, supplies and new equipment would have been 26.2% for the year ended December 31, 1997. The Company believes that the gross margin on sales of parts, supplies and new equipment will likely remain at this lower level due to the impact of IAT's product sales, which generally have had lower gross margins than the parts, supplies and new equipment sold by the Company prior to the acquisition of IAT. Gross margin on sales of used equipment increased to 34.1% of sales from 30.5%, due primarily to a change in the mix and age of the equipment being sold.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 1997 was $21.0 million, or 8.0% of total revenues, compared to $12.3 million, or 9.5% of total revenues for the year ended December 31, 1996. This increase is the result of the greater number of locations and employees resulting from the Company's acquisitions and start-ups.

  Depreciation and Amortization, excluding equipment rental depreciation. Depreciation and amortization, excluding equipment rental depreciation, for the year ended December 31, 1997 was $5.4 million, or 2.1% of total revenues, compared to $2.8 million, or 2.2% of total revenues for the year ended December 31, 1996. This increase is primarily attributable to the larger fleet of service and delivery vehicles in 1997 versus 1996, which has grown as a result of the Company's increased number of locations and larger rental fleet.

  Amortization of Intangibles. Amortization of intangibles for the year ended December 31, 1997 was $3.9 million, or 1.5% of total revenues, compared to $2.4 million, or 1.9% of total revenues for the year ended December 31, 1996. This increase is due to the additional goodwill and covenants not-to-compete associated with acquisitions completed since December 31, 1996.

  Interest Expense, net. Interest expense, net, for the year ended December 31, 1997 was $14.9 million, compared to $7.1 million for the year ended December 31, 1996. This increase is the result of the Company's increased average debt outstanding in 1997 versus 1996. The increased debt has resulted from acquisitions, capital expenditures and start-up locations financed under the Bank Facility. Interest expense will continue to increase in subsequent periods to the extent the Company borrows under the Bank Facility, or otherwise, to fund acquisitions and capital expenditures.

  Provision for Income Taxes. Provision for income taxes was $10.3 million for the year ended December 31, 1997, compared to $2.7 million for the year ended December 31, 1996. The Company's effective tax rate was 44.0% for 1997, compared to 40.6% for 1996. The increase in the Company's effective tax rate is a result of increased levels of non-deductible items, primarily goodwill.

  Extraordinary Items. In connection with the implementation of an amendment to the Revolver in January 1997, the Company wrote off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, which has been classified as an extraordinary item, net of income taxes of $386,000, in the consolidated statement of operations for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues. Total revenues for the year ended December 31, 1996 increased 94.7% to $128.4 million compared to $65.9 million for the year ended December 31, 1995. This increase was primarily due to the full period impact of the acquisition of RHI (consisting of 11 locations), the full period impact of ten start-up locations opened in 1995 and the inclusion of revenues from 11 acquired businesses (consisting of 25 locations) and the opening of 19 start-up locations during 1996. Equipment rental revenues increased 99.7% to $94.2 million for the year ended December 31, 1996 from $47.2 million in the same period in 1995 due to a larger rental equipment fleet as a result of acquisitions, the partial year impact of $86.8 million in capital expenditures in 1996 and the full year impact of 1995 capital expenditures of $23.6 million. Sales of parts, supplies and new equipment increased 49.9% to $21.9 million for the year ended December 31, 1996 from $14.6 million for the year ended December 31, 1995 due primarily to the increased number of rental locations selling these items. Sales of used equipment increased 196.1% to $12.2 million for the year ended December 31, 1996 from $4.1 million for the year ended December 31, 1995 due to the larger rental equipment fleet resulting from acquisitions and the Company's ongoing strategy of selling the older items in its fleet.

  Gross Profit. Gross profit for the year ended December 31, 1996 increased to $31.2 million, or 24.3% of total revenues, from $17.8 million, or 26.9% of total revenues, for the year ended December 31, 1995. Gross margins on equipment rentals decreased to 22.5% of equipment rental revenues from 24.6% for the year ended December 31, 1995 primarily due to the impact of 44 location additions during the period. These new locations were comprised of 25 acquired locations and 19 start-ups, and operated for an average of seven months during the period. Start-ups and acquisitions generally incur start-up and integration expenses during their first nine months of operation resulting in lower profit margins than the Company's more established locations. Gross margin on sales of parts, supplies and new equipment increased slightly to 28.9% of sales from 28.6% for the year ended December 31, 1995. Gross margin on sales of used equipment decreased to 30.5% of sales from 47.2% of sales for the year ended December 31, 1995 due primarily to a change in the mix and age of the equipment being sold.

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

  Interest Expense, net. Interest expense, net, for the year ended December 31, 1996 was $7.1 million, compared to $3.3 million for the year ended December 31, 1995. This increase was the result of the Company's increased average debt outstanding for the year ended December 31, 1996 compared to the year ended December 31, 1995, as well as amortization of mandatory increases in the prepayment price of the Bank Note. The increased debt resulted from start-up locations, acquisitions and capital expenditures financed under the Company's Revolver. In September 1996, the Company utilized proceeds from its initial public offering of $13.0 million to repay the Bank Note and $37.7 million to reduce its indebtedness under the Revolver.

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

  Extraordinary Items. In connection with the implementation of the amended Revolver in September 1996, the Company wrote off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $2.5 million, which has been classified as an extraordinary item, net of income taxes of $964,000. Additionally, in September 1996, the Company repaid the Bank Note and repurchased the related warrants for $13 million, resulting in a gain on extinguishment of debt of $362,000, which has been classified as an extraordinary item, net of income taxes of $142,000. In 1995, the Company paid off the borrowings under the Old Revolver upon entering into the Revolver, resulting in a loss on extinguishment of such debt of $783,000 which has been classified as an extraordinary item, net of income taxes of $305,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. The Company has historically financed its capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings and net cash provided by operating activities. The Company had cash and cash equivalents of $8.9 million at December 31, 1997 and $1.5 million at December 31, 1996.

  Operating activities. During the years ended December 31, 1995, 1996 and 1997, the Company's operating activities provided net cash flow of $9.9 million, $23.5 million and $46.0 million, respectively. The principal causes for the variations in cash flow between years were higher net income, increased depreciation and amortization and higher average accounts payable.

  Investing activities. Net cash used in investing activities was $58.9 million, $84.7 million and $424.4 million for the years ended December 31, 1995, 1996 and 1997, respectively. The increases between years were attributable to a higher combined level of capital expenditures and acquisitions. Acquisition spending totaled $42.1 million, $27.3 million and $278.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, the Company had capital expenditures of $23.6 million, $86.8 million and $165.1 million for the years ended December 31, 1995, 1996 and 1997, respectively. Capital expenditures were primarily for purchases of rental equipment. Included in investing activities were proceeds from the sale of used equipment, which were $4.1 million, $12.7 million and $19.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. Also included in investing activities were proceeds from assets held for sale of $2.7 million and $16.7 million for the years ended December 31, 1995 and 1996, respectively.

  Financing activities. Net cash provided by financing activities was $49.8 million, $61.3 million and $385.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. During 1997, the net cash provided by financing activities was primarily due to issuances of Common Stock in the public offerings completed in June and December, and from borrowings under the Bank Facility. During 1996, the net cash provided by financing activities was primarily due to issuances of Common Stock, primarily from the Company's initial public offering in September 1996, and from borrowings under the Revolver. During 1995, the net cash provided by financing activities was primarily due to the receipt of the proceeds from the Revolver and the Bank Note, which were used to pay off the Old Revolver and to acquire RHI.

  In September 1996, the Company received net proceeds of approximately $87.9 million from the sale of 6,027,813 shares of Common Stock in its initial public offering. Additionally, the Company received net proceeds of approximately $55.6 million from the sale of 3,000,000 shares of Common Stock in a public offering completed in June 1997, and approximately $98.3 million from the sale of 4,345,224 shares of Common Stock in a public offering completed in December 1997. Through the application of these proceeds, the Company has improved its liquidity and capital resources through the replacement of a portion of its secured debt, as well as the related interest and debt obligations, with Common Stock. Specifically, the Company used these proceeds to reduce the outstanding indebtedness under its Revolver to provide borrowing availability for general corporate purposes, including acquisitions.

  Since December 2, 1997, the Company's principal source of liquidity has been the Bank Facility, which consists of the Revolver and the Term Loan. Prior to December 2, 1997, the Company's principal source of liquidity was the Revolver, which consisted of a revolving line of credit and availability of letters of credit. On January 31, 1997, the Company amended the Revolver to, among other things, increase the availability to $200.0 million, decrease the interest rate margins by 0.50% and extend the maturity date to January 31, 2002. On June 4, 1997, the Company again amended the Revolver to, among other things, increase the availability to $300.0 million, decrease the interest rate margins by 0.25% with further reductions if certain interest coverage ratios are met and to reduce the unused line fee to 0.25% of the unused commitment. In connection with the implementation of the January 1997 amendment, the Company recorded an extraordinary loss on extinguishment of debt of $920,000, net of income taxes of $386,000, associated with the write-off of unamortized debt issuance costs.

  On December 2, 1997, the Company amended and restated the Revolver to increase its total available financing to $600.0 million. This increase consisted of an increase in the availability under the Revolver to $500.0 million and the implementation of the new $100.0 million Term Loan (together with the Revolver, the "Bank Facility"). In addition, this new financing package extended the maturity date of the Revolver to December 2, 2002; changed the methodology for determining the interest rate margins; increased the allowed levels of capital expenditures and investments to $160.0 million in 1997, $150.0 million in each of 1998, 1999 and 2000, $160.0 million in 2001, $180.0 million in 2002, $225.0 million in 2003 and $240.0 million in 2004 (plus amounts reinvested from asset sales); and amended several covenants, including the computation methodology of certain financial covenants.

  The amended and restated Revolver contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified total debt to EBITDA ratios. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of
(i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 100% of the value (lower of net book value or market) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 85% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 80% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the Revolver. The Revolver expires December 2, 2002.

  The Term Loan consists of a $100.0 million seven-year term loan facility, which requires mandatory principal payments of $1.0 million on each of its first six anniversaries, with the remaining principal balance due at maturity. The Term Loan matures on December 2, 2004. Interest on the Term Loan is payable monthly at either the prime rate plus 1.0% or the Eurodollar rate plus 2.5% (at the Company's option).

  The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. As of December 31, 1997, the Company was in compliance with all covenants of the Bank Facility.

  Borrowings under the Bank Facility are secured by all of the real and personal property of the Company's subsidiaries and a pledge of the capital stock and intercompany debt of the Company's subsidiaries. RSC is a guarantor of the obligations of its subsidiaries under the Bank Facility, and has granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure such guaranty. The Bank Facility also restricts the Company from declaring or paying dividends on its Common Stock. In addition, the Company's subsidiaries are guarantors of the obligations of the other subsidiaries under the Bank Facility. The Bank Facility also includes a $2.0 million letter of credit facility. A commitment fee equal to 0.25% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears. The obligation of the lenders to make loans or issue letters of credit under the Bank Facility is subject to certain customary conditions.

  At February 20, 1998, the principal amount outstanding under the Revolver was $330.0 million, the average interest rate on such borrowings was 7.4%, and an additional $70.1 million was available to the Company under the Revolver.

  Acquisitions and Start-ups. As part of its growth strategy, the Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. The Company is currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more letters of intent or acquisition agreements. At December 31, 1997, the Company operated 165 locations throughout the United States. Since December 31, 1997, the Company has completed six acquisitions of rental equipment businesses (including Valley) with an aggregate of 20 locations and has opened two new start-up locations, bringing the Company's total number of locations to 187 as of February 20, 1998.

  During the year ended December 31, 1997, the Company completed 22 acquisitions of rental equipment businesses with a combined total of 64 locations for an aggregate purchase price of approximately $278.9 million in cash (including the payoff of assumed debt), 1,299,709 shares of Common Stock (of which 218,195 shares will be issued in future years) and the assumption of approximately $23.6 million in liabilities. Additionally, 197,738 shares of Common Stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies, of which 65,913 shares were earned and payable at December 31, 1997. During the year ended December 31, 1996, the Company completed eleven acquisitions of rental equipment businesses with a combined total of 25 locations for an aggregate purchase price of approximately $27.3 million in cash and the assumption of approximately $5.3 million in liabilities. During the year ended December 31, 1995, the Company completed five acquisitions of rental equipment businesses (including RHI) with a combined total of 26 locations for an aggregate purchase price of approximately $42.1 million in cash (including the payoff of assumed debt) and the assumption of approximately $27.6 million in liabilities.

  During the year ended December 31, 1997, the Company opened 16 new start-up locations, consolidated seven acquired locations with existing locations serving the same markets and closed two underperforming locations. During the year ended December 31, 1996, the Company opened 19 new start-up locations. During the year ended December 31, 1995, the Company opened ten new start-up locations and designated the eleven California locations acquired from RHI as "assets held for sale." RHI's eleven California locations were sold or closed during 1996.

  On February 3, 1998, the Company acquired substantially all of the assets of Valley for $93.6 million in cash and 435,602 shares of Common Stock. Valley was a leading independent equipment rental company operating a total of ten locations in Arizona and New Mexico, and had total revenues of approximately $36.7 million for its fiscal year ended December 31, 1997.

  Subsequent to December 31, 1997, the Company completed five additional acquisitions for a total combined purchase price of approximately $10.9 million (including 14,507 shares of Common Stock). These acquisitions had a combined ten locations in Florida, Georgia, North Carolina, South Carolina and Tennessee.

  As of February 20, 1998, the Company is party to letters of intent to acquire an additional six businesses for a total combined purchase price of approximately $97.0 million (including up to 236,431 shares of Common Stock). Additionally, up to $2.9 million of Common Stock may be paid for these acquisitions based on the achievement of certain performance objectives. These six businesses have a combined 14 locations in Illinois, Indiana, Louisiana, Minnesota, Missouri, Nebraska, Virginia and Wisconsin. Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements and, in some cases, RSC board of directors and bank approval and early termination or expiration of the waiting period under the HSR Act.

  General. The Company's liquidity and capital resources have been and will continue to be significantly impacted by the Company's growth strategy and by the need to offer customers a modern and well-maintained rental equipment fleet. To pursue its growth strategy, the Company must be able to complete acquisitions, open start-up locations and make the capital expenditures necessary to acquire and maintain its rental fleet. At February 20, 1998, the Company was obligated, under noncancellable purchase commitments, to purchase approximately $65.3 million of equipment. Such purchases are expected to be financed with cash flows from operations and through borrowings under the Revolver.

  The Company believes cash flow from operations, together with availability under the Revolver, and vendor financing in appropriate cases, will be sufficient to support its current operations for at least the next 12 months. However, to complete certain pending acquisitions, to make certain discretionary capital expenditures and if additional acquisition opportunities arise, the Company will need to seek additional capital. Such acquisitions and capital expenditures could be financed through the incurrence of additional indebtedness, including convertible debt, or the issuance of common or preferred stock (which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If such financing were not available, the Company's growth strategy could be hampered and its cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. Further, additional indebtedness would increase RSC's leverage and may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

ENVIRONMENTAL

  The Company and its operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and other activities to come into compliance with environmental laws, and the performance of appropriate remediation at certain locations. The Company has accrued $652,000 at December 31, 1997 related to the removal of underground tanks and remediation expenses. The Company believes the impact of the cost of such remediation on its financial position, results of operations and cash flows will not be material. See "Business--Government and Environmental Regulation."

INCOME TAXES

  At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18.4 million that expire in years 2005 through 2012. In addition the Company had combined state net operating loss carryforwards of approximately $20.1 million that expire in years 1998 through 2012. Approximately $8.5 million of the federal carryforwards and $800,000 of the state carryforwards are attributable to the Company's acquisition of RHI. For financial reporting purposes a valuation allowance of approximately $4.0 million and $3.7 million at December 31, 1996 and 1997, respectively, has been recognized to offset the deferred tax assets related to those carryforwards. These separate company net operating loss carryforwards are subject to restrictions in accordance with Internal Revenue Service Code Section 382, and the ultimate utilization of the net operating losses is further limited based on the future profitability of certain subsidiaries of RHI.

  The Company also has alternative minimum tax credit carryovers of approximately $4.6 million for federal and $165,000 for state of California income tax purposes which are available to offset future regular income tax that is in excess of the alternative minimum tax in such year. Approximately $600,000 of the federal and all of the state alternative minimum tax credit carryovers resulted from the Company's acquisition of RHI. For financial reporting purposes a valuation allowance of approximately $800,000 has been recognized to offset the deferred tax assets related to all alternative minimum tax credit carryovers. Limitations similar to those restricting the use of the net operating losses also restrict the use of the credit carryovers.

  Any tax benefit resulting from the utilization of the net operating loss carryforwards or the tax credit carryovers obtained in the acquisition of RHI will be accounted for as a reduction of the purchase price in the periods they are realized.

INFLATION AND GENERAL ECONOMIC CONDITIONS

  Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation has had, or is likely in the foreseeable future to have, a material impact on its results of operations. The Company's operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors. In addition, the Company's operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments by the Company under its variable rate credit facilities.

YEAR 2000

  The Company is aware of the issues associated with the programming code in existing computer and software systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company has received confirmation from all of its current systems' vendors that each of their systems will properly handle the rollover to the Year 2000. Although there can be no assurance, management believes the Year 2000 problem will not have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item shall be included in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The response to this item shall be included in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item shall be included in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item shall be included in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   CONSOLIDATED FINANCIAL STATEMENTS

          Report of Independent Auditors...............................................................   F-1

          Consolidated Balance Sheets - December 31, 1996 and 1997.....................................   F-2

          Consolidated Statements of Operations - Years ended December 31, 1995, 1996 and 1997.........   F-3

          Consolidated Statements of Redeemable Preferred Stock and Common Stockholders' Equity
             (Deficit) - Years ended December 31, 1995, 1996 and 1997..................................   F-4

          Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1996 and 1997.........   F-5

          Notes to Consolidated Financial Statements...................................................   F-6

    (2)   FINANCIAL STATEMENT SCHEDULES

          Report of Independent Auditors on Financial Statement Schedules..............................   S-1

          Schedule I - Condensed Financial Information of Registrant...................................   S-2

          Schedule II - Valuation and Qualifying Accounts..............................................   S-6

          Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

    (3) INFORMATION WITH RESPECT TO THIS ITEM IS CONTAINED IN ITEM 14(c) HEREOF AND IS INCORPORATED HEREIN BY REFERENCE.

(b)       REPORTS ON FORM 8-K

          1) The Company filed a Current Report on Form 8-K, dated October 21, 1997, announcing the signing of a definitive agreement to acquire all of the outstanding stock of Center and substantially all of the assets of certain affiliated entities.

          2) The Company filed a Current Report on Form 8-K, dated December 2, 1997, announcing stockholder approval of an increase in the number of authorized shares of its Common Stock from 20 million to 40 million shares.

          3) The Company filed a Current Report on Form 8-K, dated December 17, 1997, announcing the closing of the acquisition of Center. This Form 8-K also reported the amendment to the Company's Revolver increasing its availability to $500.0 million (plus other changes), the implementation of the $100.0 million Term Loan and the Company's acquisition of all of the outstanding stock of Siems.

(c)       EXHIBITS

 EXHIBIT NUMBER      DESCRIPTION
 --------------      -----------
      3.1            Amended and Restated Certificate of Incorporation of the
                     Company. (1)
      3.2            Certificate of Amendment of Certificate of Incorporation.
                     (2)
      3.3            Form of Amended and Restated Bylaws of the Company. (3)

EXHIBIT NUMBER       DESCRIPTION
--------------       -----------
      10.1           Credit Agreement among Acme Alabama, Inc., Acme Dixie Inc.,
                     Acme Duval Inc., Acme Rents, Inc., The Air & Pump Company
                     and Walker Jones Equipment, Inc., as Borrowers, Acme
                     Acquisition Corp. and Acme Holdings Inc., as Parent
                     Guarantors, each of the financial institutions initially a signatory thereto, together with those assignees pursuant
                     to Section 12.8 thereof, as Lenders, Bankers Trust Company, as Issuing Bank, and BT Commercial Corporation, as Agent,
                     dated as of September 12, 1995. (1)
      10.2           First Amendment to Credit Agreement dated as of September
                     26, 1995. (1)
      10.3           Second Amendment and Consent to Credit Agreement dated as
                     of December 21, 1995. (1)
      10.4           Amended and Restated Credit Agreement, dated as of
                     September 24, 1996. (4)
      10.5           First Amendment to Amended and Restated Credit Agreement,
                     dated as of January 31, 1997. (5)
      10.6           Third Amendment, Consent and Limited Waiver to the Amended
                     and Restated Credit Agreement, dated as of May 22, 1997.
                     (6)
      10.7           Fourth Amendment to the Amended and Restated Credit
                     Agreement, dated as of August 1, 1997. (7)
      10.8           Second Amended and Restated Credit Agreement, dated as
                     of December 2, 1997. (2)
      10.9           Stock Purchase Agreement dated as of July 25, 1995,
                     between Acme Acquisition Holdings Corp. and Martin R.
                     Reid. (1)
      10.10          Stock Purchase and Severance Agreement dated as of July 25,
                     1995, between Acme Acquisition Holdings Corp. and Douglas
                     A. Waugaman. (1)
      10.11          Stock Purchase and Severance Agreement dated as of October
                     4, 1995 between Rental Service Corporation and Douglas A.
                     Waugaman. (1)
      10.12          Corporate Development and Administrative Services Agreement
                     dated as of July 17, 1992 between Brentwood Buyout
                     Partners, L.P., a Delaware limited partnership, and Acme
                     Acquisition Corp. (1)
      10.13          Amendment to Corporate Development and Administrative
                     Services Agreement effective October 31, 1993. (1)
      10.14          Preferred Stock and Common Stock Purchase Agreement dated
                     as of January 4, 1996 by and between Nassau Capital
                     Partners L.P. and NAS Partners I L.L.C., and Rental Service
                     Corporation. (1)
      10.15          Letter Agreement dated June 7, 1996 between Nassau Capital
                     Partners L.P. and NAS Partners I L.L.C., and Rental Service
                     Corporation. (1)
      10.16          Stockholders' Agreement dated as of January 4, 1996 by and among the parties listed on the signature page thereto and
                     Rental Service Corporation. (1)
      10.17          Stock Option Plan for Key Employees. (1)
      10.18          Form of Incentive Stock Option Agreement for Directors (1)
      10.19          Form of Incentive Stock Option Agreement for Region
                     Managers. (1)
      10.20          Form of Amended Incentive Stock Option Agreement for
                     Region Managers. (1)
      10.21          Form of Amended Incentive Stock Option Agreement for
                     Corporate Office Personnel. (1)
      10.22          Form of Incentive Stock Option Agreement for Other
                     Corporate and District Personnel. (1)
      10.23          Form of Indemnification Agreement. (1)
      10.24          Termination Agreement dated July 22, 1996, between
                     Rental Service Corporation and Brentwood Buyout
                     Partners, L.P. providing for termination of the
                     Corporate Development and Administrative Services
                     Agreement. (1)
      10.25          Letter Agreement dated June 1, 1996 between Rental
                     Service Corporation and David G. Ledlow. (1)
      10.26          Form of Amendment to Amended Incentive Stock Option
                     Agreement for Region Managers. (1)
      10.27          Form of Amendment to Amended Incentive Stock Option
                     Agreement for Region Managers. (1)
      10.28          Form of Amendment to Amended Incentive Stock Option
                     Agreement for Region Managers. (1)
      10.29          Form of Amendment to Amended Incentive Stock Option
                     Agreement for Corporate Office Personnel. (1)
      10.30          1996 Equity Participation Plan of Rental Service
                     Corporation. (8)
      10.31          Form of Incentive Stock Option Agreement for Employees.
                     (6)
      10.32          Form of Non-Qualified Stock Option Agreement for
                     Directors. (6)
      10.33          Employee Qualified Stock Purchase Plan of Rental Service
                     Corporation. (9)

EXHIBIT NUMBER       DESCRIPTION
--------------       -----------
      10.34          Stock Purchase Agreement by and among Andy G. Gessner;
                     Larry R. Bush; Stacy K. Bush; Larry R. Bush; Trustee of the
                     Stacy K. Bush Trust and Roy B. Bush as "Sellers," Acme
                     Dixie Inc., as "Buyer," Rental Service Corporation as
                     "Parent" and Comtect, Inc. and Comtect, Inc.'s subsidiaries as the "Company," dated March 14, 1997. (10)
      10.35          Asset Purchase Agreement by and among Brute Equipment Co.
                     d/b/a "Foxx Hy-Reach Company" as "Seller," Rental Service
                     Corporation, Walker Jones Equipment Company as "Buyer" and
                     Thomas H. Foster, dated April 25, 1997. (10)
      10.36          Asset Purchase Agreement by and among Central States
                     Equipment, Inc. and Equipment Lessors, Inc. as "Sellers,"
                     Walker Jones Equipment Company as "Buyer" and the
                     stockholders of Sellers, dated April 26, 1997. (10)
      10.37          Stock Purchase Agreement by and among David P. Lanoha and
                     The Lanoha Charitable Remainder Trust and National
                     Christian Charitable Foundation and Richard F. Lanoha
                     Family Trust as "Sellers," RSC Acquisition Corp. as
                     "Buyer," Rental Service Corporation as "Parent" and Rent-It
                     Center, Inc. d/b/a Center Rental and Sales, Inc. as the
                     "Company," dated October 6, 1997. (11 )
      10.38          Asset Purchase Agreement by and among David P. Lanoha as
                     "Seller," RSC Acquisition Corp. as "Buyer," Rental Service
                     Corporation as "Parent" and Lanoha Leasing Limited
                     Liability Company as the "Company," dated October 6, 1997.
                     (11)
      10.39          Asset Purchase Agreement by and among David P. Lanoha as
                     "Seller," RSC Acquisition Corp. as "Buyer," Rental Service
                     Corporation as "Parent" and Zuni Rental Enterprises L.L.C.
                     as the "Company," dated October 6, 1997. (11)
      10.40          Asset Purchase Agreement by and among David P. Lanoha as
                     "Seller," RSC Acquisition Corp. as "Buyer," Rental Service
                     Corporation as "Parent" and Center Rental & Sales/Omaha,
                     LLC as the "Company," dated October 6, 1997. (11)
      10.41          Stock Purchase Agreement by and among Leonard A. Siems,
                     Marvin W. Abbott and the Trustees (as defined) as
                     "Sellers," RSC Alabama, Inc. as "Buyer," Rental Service
                     Corporation as "Parent" and Siems Rental & Sales Co., Inc.
                     as the "Company," dated October 31, 1997. (11)
      10.42          Asset Purchase Agreement by and among JDW Enterprises, Inc.
                     d/b/a "Valley Rentals" as "Seller," Rental Service
                     Corporation, RSC Center, Inc. as "Buyer" and Jerald and
                     Elfriede Adams, Dan and Mary Evans, and Warren and Linda
                     Youel, dated December 30, 1997. (12)
       21.1          Subsidiaries of Rental Service Corporation.
       23.1          Consent of Ernst & Young LLP.
       27.1          Financial Data Schedule.

__________

  (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-05949, effective September 18, 1996), and incorporated herein by reference.

  (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-40707, effective December 16, 1997), and incorporated herein by reference.

  (3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

  (4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996, and incorporated herein by reference.

  (5) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 31, 1997, and incorporated herein by reference.

  (6) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-26753, effective May 29, 1997), and incorporated herein by reference.

  (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1997, and incorporated herein by reference.

  (8) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-22403) dated February 26, 1997, and incorporated herein by reference.

  (9) Filed with the Company's Proxy Statement on Schedule 14A filed March 26, 1997, and incorporated herein by reference.

  (10) Filed as an exhibit to the Company's Current Report on Form 8-K dated April 14, 1997, and incorporated herein by reference.

  (11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1997, and incorporated herein by reference.

  (12) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 18, 1998, and incorporated herein by reference.



  (d)                    NONE ARE REQUIRED TO BE FILED WITH THIS REPORT.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  RENTAL SERVICE CORPORATION


                                  By: /s/ Robert M. Wilson
                                     ------------------------------------------

                                     Robert M. Wilson
                                     Senior Vice President, Chief Financial
                                     Officer, Secretary and Treasurer


Date: March 6, 1998



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                 TITLE                              DATE
----------------------          ---------------------              -------------
/s/ Martin R. Reid              Chairman of the Board and          March 6, 1998
                                Chief Executive Officer
Martin R. Reid                  (Principal Executive Officer)

/s/ Robert M. Wilson            Senior Vice President, Chief       March 6, 1998
                                Financial Officer, Secretary
Robert M. Wilson                and Treasurer (Principal
                                Financial and Accounting Officer)

/s/ William M. Barnum, Jr.      Director                           March 6, 1998

William M. Barnum, Jr.

/s/ James R. Buch               Director                           March 6, 1998

James R. Buch

/s/ David P. Lanoha             Director                           March 6, 1998

David P. Lanoha

/s/ Christopher A. Laurence     Director                           March 6, 1998

Christopher A. Laurence

/s/ Eric L. Mattson             Director                           March 6, 1998

Eric L. Mattson

/s/ Britton H. Murdoch          Director                           March 6, 1998

Britton H. Murdoch

/s/ John M. Sullivan            Director                           March 6, 1998

John M. Sullivan

                         REPORT OF INDEPENDENT AUDITORS
Board of Directors
Rental Service Corporation

  We have audited the accompanying consolidated balance sheets of Rental Service Corporation (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rental Service Corporation at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
                                  /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 12, 1998

                          RENTAL SERVICE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31
                                                                                      ---------------------------------
                                                                                           1996             1997
                                                                                      -------------     ---------------
                                               ASSETS
                                               ------
Cash and cash equivalents......................................................        $  1,452,000        $  8,932,000
Accounts receivable, net of allowance for doubtful accounts of $2,165,000 and
 $2,925,000 at December 31, 1996 and 1997, respectively........................          20,856,000          62,028,000
Other receivables and prepaid expense..........................................           3,170,000           3,217,000
Income tax receivable..........................................................           1,563,000             638,000
Parts and supplies inventories, net of reserve for obsolescence of $782,000
 and $2,181,000 at December 31, 1996 and 1997, respectively....................          10,099,000          31,714,000
Deferred taxes (Note 11).......................................................           8,645,000          15,241,000
Rental equipment, principally machinery, at cost, net of accumulated depreciation of $24,743,000 and $54,506,000 at December 31, 1996
 and 1997, respectively (Note 6)...............................................         116,921,000         314,696,000
Operating property and equipment, at cost, net (Note 4)........................          20,043,000          35,799,000
Intangible assets, net (Note 5)................................................          34,801,000         220,166,000
Other assets, primarily deferred financing costs, net..........................           1,383,000           6,895,000
                                                                                       ------------        ------------
                                                                                       $218,933,000        $699,326,000
                                                                                       ============        ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

Accounts payable...............................................................        $ 20,302,000        $ 34,911,000
Payroll and other accrued expenses.............................................          21,540,000          31,937,000
Accrued interest payable.......................................................             514,000           2,179,000
Income taxes payable (Note 11).................................................              48,000           1,686,000
Deferred taxes (Note 11).......................................................          12,863,000          30,857,000
Bank debt and long term obligations (Note 6)...................................          68,594,000         306,975,000
                                                                                       ------------        ------------
Total liabilities..............................................................         123,861,000         408,545,000

Commitments and contingencies (Notes 6 and 9)

Stockholders' equity (Note 7):
  Preferred stock, $.01 par value:
    Authorized shares--500,000
    Issued and outstanding shares--none........................................                  --                  --
  Common stock, $.01 par value:
    Authorized shares--40,000,000
    Issued and outstanding shares--11,376,378 and 19,833,437 at
    December 31, 1996 and 1997, respectively...................................             114,000             198,000
  Additional paid-in capital...................................................          93,917,000         270,927,000

  Common stock issuable--284,108 shares at December 31, 1997...................                  --           6,000,000

  Retained earnings............................................................           1,041,000          13,656,000
                                                                                       ------------        ------------

Total stockholders' equity.....................................................          95,072,000         290,781,000
                                                                                       ------------        ------------
                                                                                       $218,933,000        $699,326,000
                                                                                       ============        ============

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED DECEMBER 31
                                                               ---------------------------------------------
                                                                   1995            1996            1997
                                                               -------------   -------------    ------------
Revenues:
 Equipment rentals..........................................   $47,170,000     $ 94,218,000     $170,704,000
 Sales of parts, supplies and new equipment.................    14,621,000       21,919,000       70,957,000
 Sales of used equipment....................................     4,126,000       12,217,000       19,602,000
                                                               -----------     ------------     ------------
Total revenues..............................................    65,917,000      128,354,000      261,263,000
Cost of revenues:
 Cost of equipment rentals, excluding
  equipment rental depreciation.............................    27,854,000       55,202,000       87,552,000
 Depreciation, equipment rentals............................     7,691,000       17,840,000       37,413,000
 Cost of sales of parts, supplies and new equipment.........    10,439,000       15,582,000       54,739,000
 Cost of sales of used equipment............................     2,178,000        8,488,000       12,927,000
                                                               -----------     ------------     ------------
Total cost of revenues......................................    48,162,000       97,112,000      192,631,000
                                                               -----------     ------------     ------------
Gross profit................................................    17,755,000       31,242,000       68,632,000
Selling, general and administrative expense.................     6,421,000       12,254,000       20,996,000
Depreciation and amortization, excluding equipment
 rental depreciation........................................     1,186,000        2,835,000        5,373,000
Amortization of intangibles.................................       718,000        2,379,000        3,907,000
                                                               -----------     ------------     ------------
Operating income............................................     9,430,000       13,774,000       38,356,000
Interest expense, net.......................................     3,314,000        7,063,000       14,877,000
                                                               -----------     ------------     ------------
Income before income taxes and extraordinary items..........     6,116,000        6,711,000       23,479,000
Provision for income taxes (Note 11)........................     2,401,000        2,722,000       10,330,000
                                                               -----------     ------------     ------------
Income before extraordinary items...........................     3,715,000        3,989,000       13,149,000
Extraordinary items, loss on extinguishment of debt
 less applicable income tax benefit of $305,000,
 $822,000 and $386,000 in 1995, 1996 and
 1997, respectively (Note 6)................................       478,000        1,269,000          534,000
                                                               -----------     ------------     ------------
Net income..................................................     3,237,000        2,720,000       12,615,000
Redeemable preferred stock accretion........................     1,717,000        1,643,000               --
                                                               -----------     ------------     ------------
Net income available to common
 stockholders...............................................   $ 1,520,000     $  1,077,000     $ 12,615,000
                                                               ===========     ============     ============
Earnings per common share (Note 3):
 Income before extraordinary items..........................   $       .50     $        .34     $        .96
 Extraordinary items........................................          (.12)            (.18)            (.04)
                                                               -----------     ------------     ------------
 Net income.................................................   $       .38     $        .16     $        .92
                                                               ===========     ============     ============
Weighted average common shares..............................     4,032,315        6,875,618       13,652,933
                                                               ===========     ============     ============
Earnings per common share, assuming dilution (Note 3):
 Income before extraordinary items..........................   $       .49     $        .33     $        .94
 Extraordinary items........................................          (.12)            (.18)            (.03)
                                                               -----------     ------------     ------------
 Net income.................................................   $       .37     $        .15     $        .91
                                                               ===========     ============     ============

Weighted average common shares, assuming dilution...........     4,116,412        7,179,980       13,927,414
                                                               ===========     ============     ============

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                   AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                       --------------------------------------


                                                    REDEEMABLE PREFERRED STOCK                    COMMON STOCK
                                             ---------------------------------------   --------------------------------------
                                                                          TREASURY                                  TREASURY
                                               SHARES        AMOUNT         STOCK        SHARES        AMOUNT         STOCK
                                             -----------   -----------   -----------   -----------   -----------    ---------
Balance at December 31, 1994...............      256,061  $ 27,861,000   $(1,177,000)    4,675,320   $    47,000    $(523,000)
 Issuance of common stock..................           --            --            --       278,685         2,000           --
 Retirement of treasury stock..............      (11,256)   (1,177,000)    1,177,000      (706,275)       (7,000)     523,000
 Redeemable preferred stock
  accretion................................           --     1,717,000            --            --            --           --
 Net income................................           --            --            --            --            --           --
                                             -----------  ------------   -----------    ----------   -----------    ---------
Balance at December 31, 1995...............      244,805    28,401,000            --     4,247,730        42,000           --
 Issuance of redeemable preferred
  stock....................................       75,000     7,500,000            --            --            --           --
 Issuance of common stock, net of
  issuance costs of $8,723,000.............           --            --            --     7,094,358        71,000           --
 Exercise of stock options.................           --            --            --        34,290         1,000           --
 Redemption of redeemable preferred
  stock....................................     (319,805)  (37,874,000)           --            --            --           --
 Preferred stock adjustment................           --       330,000            --            --            --           --
 Repurchase of common stock
  warrants.................................           --            --            --            --            --           --
 Redeemable preferred stock
  accretion................................           --     1,643,000            --            --            --           --
 Net income................................           --            --            --            --            --           --
                                             -----------  ------------   -----------    ----------   -----------    ---------
Balance at December 31, 1996...............           --            --            --    11,376,378       114,000           --
 Issuance of common stock, net of
  issuance costs of $9,937,000.............           --            --            --     7,345,224        73,000           --
 Issuance of common stock in
  connection with acquisitions.............           --            --            --     1,081,514        11,000           --
 Common stock issuable in
  connection with acquisitions.............           --            --            --            --            --           --
 Exercise of stock options.................           --            --            --        30,321            --           --
 Tax benefit of stock options..............           --            --            --            --            --           --
 Net income................................           --            --            --            --            --           --
                                             -----------  ------------   -----------    ----------   -----------    ---------
Balance at December 31, 1997...............          --   $        --    $       --     19,833,437   $   198,000    $      --
                                             ===========  ============   ===========    ==========   ===========    =========
                                                              COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                            --------------------------------------------------------
                                              ADDITIONAL   COMMON         RETAINED
                                               PAID-IN      STOCK         EARNINGS
                                               CAPITAL     ISSUABLE       (DEFICIT)         TOTAL
                                            ------------   -----------   -----------    ------------
Balance at December 31, 1994............... $     52,000   $        --   $(1,050,000)   $ (1,474,000)
 Issuance of common stock..................       (2,000)           --            --              --
 Retirement of treasury stock..............       10,000)           --      (506,000)             --
 Redeemable preferred stock
  accretion................................           --            --    (1,717,000)     (1,717,000)
 Net income................................           --            --     3,237,000       3,237,000
                                            ------------   -----------   -----------    ------------
Balance at December 31, 1995...............       40,000            --       (36,000)         46,000
 Issuance of redeemable preferred
  stock....................................           --            --            --              --
 Issuance of common stock, net of
  issuance costs of $8,723,000.............   95,152,000            --            --      95,223,000
 Exercise of stock options.................           --            --            --           1,000
 Redemption of redeemable preferred
  stock....................................           --            --            --              --
 Preferred stock adjustment................     (330,000)           --            --        (330,000)
 Repurchase of common stock
  warrants.................................     (945,000)           --            --        (945,000)
 Redeemable preferred stock
  accretion................................           --            --    (1,643,000)     (1,643,000)
 Net income................................           --            --     2,720,000       2,720,000
                                            ------------   -----------   -----------    ------------
Balance at December 31, 1996...............   93,917,000            --     1,041,000      95,072,000
 Issuance of common stock, net of
  issuance costs of $9,937,000.............  153,901,000            --            --     153,974,000
 Issuance of common stock in
  connection with acquisitions.............   22,788,000            --            --      22,799,000
 Common stock issuable in
  connection with acquisitions.............           --     6,000,000            --       6,000,000
 Exercise of stock options.................       85,000            --            --          85,000
 Tax benefit of stock options..............      236,000            --            --         236,000
 Net income................................           --            --    12,615,000      12,615,000
                                            ------------   -----------   -----------    ------------
Balance at December 31, 1997............... $270,927,000   $ 6,000,000   $13,656,000    $290,781,000
                                            ============   ===========   ===========    ============

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31
                                                                      ---------------------------------------------
                                                                          1995            1996            1997
                                                                      -------------   -------------   -------------
OPERATING ACTIVITIES
Net income..........................................................  $   3,237,000   $   2,720,000   $  12,615,000
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization......................................     9,595,000      23,054,000      46,693,000
  Extraordinary item.................................................       478,000       1,269,000         534,000
  Interest paid in kind..............................................       710,000       1,706,000              --
  Provision for losses on accounts receivable........................     1,040,000       1,692,000       2,596,000
  Gain on sale of used equipment.....................................    (1,948,000)     (3,729,000)     (6,675,000)
  Changes in operating assets and liabilities, net of effect of business acquisitions:
      Accounts receivable.............................................   (3,346,000)     (5,725,000)    (20,923,000)
      Other receivables and prepaid expenses..........................   (1,182,000)     (1,703,000)        845,000
      Income tax receivable...........................................           --      (1,563,000)        925,000
      Other assets....................................................    1,351,000         379,000         792,000
      Parts and supplies inventories..................................   (1,403,000)     (2,444,000)     (8,826,000)
      Accounts payable................................................    1,866,000      10,077,000       9,712,000
      Payroll and other accrued expenses..............................   (1,000,000)     (3,523,000)     (2,776,000)
      Accrued interest payable........................................      737,000        (257,000)      1,665,000
      Income taxes payable............................................     (375,000)       (172,000)      1,591,000
      Deferred taxes, net.............................................      132,000       1,713,000       7,217,000
                                                                      -------------   -------------   -------------
Net cash provided by operating activities...........................      9,892,000      23,494,000      45,985,000
INVESTING ACTIVITIES
Acquisitions of rental operations, net of cash acquired (Note 2)....    (42,057,000)    (27,270,000)   (278,883,000)
Cash purchases of rental equipment and operating property and
 equipment..........................................................    (23,632,000)    (86,842,000)   (165,123,000)
Proceeds from sale of used equipment................................      4,126,000      12,695,000      19,602,000
Proceeds from assets held for sale..................................      2,652,000      16,668,000              --
                                                                      -------------   -------------   -------------
Net cash used in investing activities...............................    (58,911,000)    (84,749,000)   (424,404,000)
FINANCING ACTIVITIES
Proceeds from bank debt.............................................    114,826,000     225,335,000     628,478,000
Payments on bank debt...............................................    (69,108,000)   (213,511,000)   (489,870,000)
Payments of debt issuance costs.....................................     (2,024,000)       (984,000)     (6,402,000)
Proceeds from long term obligations.................................     10,000,000              --     100,000,000
Payments on long term obligations...................................     (3,873,000)    (13,493,000)       (366,000)
Proceeds from issuance of redeemable preferred stock................             --       7,500,000              --
Redemption of redeemable preferred stock............................             --     (37,874,000)             --
Proceeds from issuance common stock, net of issuance costs..........             --      95,223,000     153,974,000
Proceeds from exercise of stock options.............................             --           1,000          85,000
Repurchase of common stock warrants.................................             --        (945,000)             --
                                                                      -------------   -------------   -------------
Net cash provided by financing activities...........................     49,821,000      61,252,000     385,899,000
                                                                      -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents................        802,000          (3,000)      7,480,000
Cash and cash equivalents at beginning of year......................        653,000       1,455,000       1,452,000
                                                                      -------------   -------------   -------------
Cash and cash equivalents at end of year............................  $   1,455,000   $   1,452,000   $   8,932,000
                                                                      =============   =============   =============
Supplemental disclosure of cash flow information:
Cash paid for interest..............................................  $   1,863,000   $   5,614,000   $  13,212,000
Cash paid for income taxes..........................................  $   1,545,000   $   1,850,000   $     279,000

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. ACCOUNTING POLICIES

 Basis of Presentation

  Rental Service Corporation ("RSC" or the "Company"), a Delaware Corporation, operates in a single industry segment: the short-term rental of equipment, including ancillary sales of parts, supplies and equipment, through a network of rental locations throughout the United States. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

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

 Revenue Recognition

  Equipment rental revenue is recorded as earned under the operating method. Equipment rentals in the consolidated statements of operations includes revenues earned on equipment rentals, fuel sales and rental equipment delivery fees. Revenue from the sale of parts, supplies and new equipment and revenue from the sale of used equipment is recorded at the time of delivery to or pick-up by the customer.

 Credit Policy

  Most of the Company's business is on a credit basis. The Company extends credit to its commercial customers based on evaluations of their financial condition and generally no collateral is required, although in many cases mechanics' liens are filed to protect the Company's interests. Invoices are generated when a piece of rental equipment is returned by the customer or in any event after 21 days. The Company has diversified its customer base by operating rental locations in 22 states. The Company maintains reserves it believes are adequate for potential credit losses.

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

 Depreciation and Amortization

  Rental equipment and operating property and equipment are being depreciated using the straight-line method over the following estimated useful lives:

Rental equipment.................................................     3-7 years
Operating property and equipment.................................    3-36 years
Leasehold improvements........................................... Term of lease

                           RENTAL SERVICE CORPORATION

  Rental equipment and operating property and equipment is depreciated to a salvage value of 10% of cost. Amortization of assets under capital leases is included in depreciation expense. Rental equipment and operating property and equipment costing less than $600 in 1995 and less than $400 in 1996 and 1997 is immediately expensed at the date of purchase.

 Intangible Assets

  Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives; usually one to three years for covenants not to compete and 30 to 40 years for goodwill. The recoverability of goodwill attributable to the Company's acquisitions is analyzed annually based on actual and projected levels of profitability and cash flows of the locations acquired on an undiscounted basis.

 Income Taxes

  The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Advertising Expense

  The cost of advertising is expensed as incurred. The Company incurred $491,000, $1,050,000 and $1,108,000 in advertising costs during the years ended December 31, 1995, 1996 and 1997, respectively.

 Debt Costs

  Deferred financing costs are amortized using the straight-line method over the lives of the related debt. Recorded deferred financing costs are written off in connection with refinancings if there are substantive changes in the terms of the related debt. Interest expense for the Company's increasing interest rate Bank Note (see Note 6) was determined based on the average effective interest rate payable over the period in which the debt was expected to be outstanding, which was three years.

 Stock Based Compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and, accordingly, recognizes no compensation expense for stock option grants.

 Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

  The Company maintains cash and cash equivalents with various financial institutions located throughout the country in order to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions considered in the Company's investment strategy.

  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers.

                           RENTAL SERVICE CORPORATION

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

 Earnings Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128, as well as Staff Accounting Bulletin No. 98 (issued by the Securities and Exchange Commission in February 1998), which amends the determination of and accounting for "cheap stock" in periods prior to an initial public offering. The effect of dilutive securities is computed using the treasury stock method.

 Impact of Recently Issued Accounting Standards

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is required to be adopted in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income. Because the Company historically has not experienced transactions which would be included in comprehensive income, the adoption of SFAS No. 130 is not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

2. BUSINESS ACQUISITIONS

  A principal component of the Company's business strategy is to continue to grow through acquisitions that augment its present operations as well as provide entry into new geographic markets. In keeping with this strategy, the Company has made several acquisitions of rental operations. These acquisitions have been accounted for as purchases and, accordingly, the acquired tangible and identifiable intangible assets and liabilities have been recorded at their estimated fair values at the dates of acquisition with any excess purchase price reflected as goodwill in the accompanying consolidated financial statements. Purchase accounting values for all acquisitions are assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses are included in the consolidated statements of operations from the date of acquisition, except as described below.

  The following table sets forth, for the periods indicated, the net assets acquired, liabilities assumed, common stock issued or issuable and cash purchase price for these acquisitions.

                                                                 YEAR ENDED DECEMBER 31
                                                      --------------------------------------------
                                                          1995            1996            1997
                                                      -------------   -------------  -------------
Assets acquired...................................... $50,109,000    $20,316,000     $142,043,000
Goodwill and covenants not to compete................  19,513,000     12,221,000      189,206,000
Less: common stock issued or issuable................          --             --      (28,799,000)
Less: liabilities assumed............................ (27,565,000)    (5,267,000)     (23,567,000)
                                                      -----------    -----------     ------------
Cash purchase price.................................. $42,057,000    $27,270,000     $278,883,000
                                                      ===========    ===========     ============
Number of acquisitions...............................           5             11               22

                           RENTAL SERVICE CORPORATION

  The following table sets forth the unaudited pro forma results of operations for each year in which acquisitions occurred and for the immediately preceding year as if the above acquisitions were consummated at the beginning of the immediately preceding year:

                                                                 YEAR ENDED DECEMBER 31
                                                        --------------------------------------------------
                                                            1995                 1996            1997
                                                        -------------        -------------   -------------
                                                         (UNAUDITED)          (UNAUDITED)     (UNAUDITED)
Total revenues.......................................    $118,954,000         $320,897,000   $361,161,000

Income before non-recurring and extraordinary
 items...............................................       1,660,000            2,256,000     12,120,000

Net income...........................................      47,030,000(a)           987,000     11,586,000

Earnings (loss) per common share:
 Income (loss) before non-recurring and
  extraordinary items................................            (.01)                 .07            .83

 Net income (loss)...................................           11.24(a)              (.08)           .80

Earnings (loss) per common share, assuming dilution:
 Income (loss) before non-recurring and
  extraordinary items................................            (.01)                 .07            .82

 Net income (loss)...................................           11.01(a)              (.08)           .78


(a) Net income in 1995 includes non-recurring and extraordinary items related to RHI's prepackaged bankruptcy of $45,370,000 ($11.25 per share; $11.02 per share, assuming dilution), including a gain on extinguishment of debt of $52,079,000 and charges for fresh start accounting adjustment and reorganization items of $6,709,000.

  On September 12, 1995, the Company acquired all of the assets and assumed all of the liabilities of Acme Holdings Inc. (renamed as RSC Holdings, Inc.) ("RHI") and its subsidiaries. RHI and its subsidiaries had filed a prepackaged joint plan of reorganization under Chapter 11 of title 11 of the United States Code on July 13, 1995, which was subsequently approved by the court on August 24, 1995 and became effective on September 12, 1995. Pursuant to the approved plan, RHI was merged into a wholly owned subsidiary of the Company, the Company entered into the Revolver and Bank Note agreements (see Note 6), and used proceeds therefrom of $35,350,000 to pay in full satisfaction old outstanding notes payable of RHI that had an aggregate principal balance at that time of approximately $78,000,000. Additionally, the Company paid RHI's debtor-in-possession facility of approximately $3,795,000 and assumed the remaining liabilities of RHI in exchange for full releases from substantially all of RHI's note holders.

  In connection with the acquisition of RHI, the Company decided to sell, close or dispose of RHI's rental locations in California, as they did not meet the Company's financial performance criteria and were not part of the Company's strategic plans. The assets related to those rental locations, consisting primarily of rental equipment and accounts receivable, were classified as assets held for sale in the Company's consolidated balance sheet at December 31, 1995. The Company accrued the expected cash outflows from operations of the rental locations through the expected date of disposal as part of the allocation of the purchase price. The initial accrual of $2,492,000 included $1,404,000 of allocated interest expense. The pre-tax income during the period from September 12, 1995 through December 31, 1995 was $508,000, which included allocated interest expense of $422,000 and a gain on disposal of assets of $649,000, and was credited to the accrual. The pre-tax loss during the year ended December 31, 1996 was $3,380,000, which included allocated interest expense of $751,000 and a gain on disposal of assets of $513,000, and was charged to the accrual. In 1996, the Company revised its estimates of the operating cash outflows expected to be incurred as part of the disposal of the California locations and accrued an additional $1,292,000, which was recorded as an adjustment to goodwill. During 1996, the Company sold or closed all of the California locations, and had a remaining balance in the accrual of $912,000 at December 31, 1996. During the year ended December 31, 1997, the remaining accrual was utilized for expenses relating to the disposal of the California locations.

                           RENTAL SERVICE CORPORATION

  On April 25, 1997, the Company acquired all of the outstanding stock of Comtect, Inc. and subsidiaries d/b/a Industrial Air Tool ("IAT") for $32.6 million in cash and 189,189 shares of RSC common stock. Up to an additional 108,108 shares of RSC common stock may be paid to the sellers over a three year period if certain performance objectives are met, of which 36,036 shares were earned and payable at December 31, 1997. Such contingent shares will be valued and recorded at the date such contingencies are resolved. IAT was an "on-site" small tool provider, rental management company and maintenance, repair and operations ("MRO") supplier, operating in Texas and Louisiana. IAT's balance sheet was consolidated with the Company's as of April 25, 1997. This acquisition resulted in approximately $25.1 million in goodwill, which is being amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of IAT's operations on March 1, 1997 and has included IAT's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

  On June 5, 1997, the Company acquired substantially all of the assets of Brute Equipment Co. d/b/a Foxx Hy-Reach Company ("Foxx") for $32.7 million in cash and 284,250 shares of RSC common stock, of which 233,034 shares were issued to the Seller at closing, with the remaining 51,216 shares to be issued one year from the date of closing. Up to an additional 89,630 shares of RSC common stock may be paid to the seller over a three year period if certain performance objectives are met, of which 29,877 shares were earned and payable at December 31, 1997. Such contingent shares will be valued and recorded at the date such contingencies are resolved. Foxx specialized in the rental and sale of aerial equipment to construction and industrial customers and operated in Iowa and Illinois. This acquisition resulted in approximately $22.3 million in goodwill, which is being amortized over 40 years.

  On June 17, 1997, the Company acquired substantially all of the assets of Central States Equipment, Inc. and Equipment Lessors, Inc. (collectively, "Central") for approximately $18.0 million in cash and 204,867 shares of RSC common stock, of which 102,435 shares of RSC common stock will be issued to the sellers over a five year period, and may be accelerated to three years if certain performance objectives are met (of which 34,145 shares were payable at December 31, 1997). Central specialized in the rental and sale of aerial equipment, ladders and scaffolding and operated in Kansas, Missouri and Oklahoma. This acquisition resulted in approximately $11.7 million in goodwill, which is being amortized over 40 years.

  On December 2, 1997, the Company acquired all of the outstanding stock of Rent-It-Center, Inc. d/b/a Center Rentals and Sales and substantially all of the assets of certain affiliated entities (collectively, "Center") for approximately $116.9 million in cash (including the payoff of approximately $16.0 million of assumed debt) and 482,315 shares of RSC common stock (of which 64,544 shares will be issued over seven years, subject to earlier issuance within three years if certain performance objectives are achieved). Center was an independent equipment rental company that also sold a variety of equipment ranging from small tools to heavy equipment, including related commodity supplies. Center operated in Colorado, New Mexico, Texas, Kansas, Missouri and Nebraska. Center's balance sheet was consolidated with the Company's as of December 2, 1997. This acquisition resulted in approximately $90.6 million in goodwill, which is being amortized over 40 years. Pursuant to the acquisition agreements, the Company assumed effective control of Center's operations on November 1, 1997 and has included Center's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

  On December 12, 1997, the Company acquired all of the outstanding stock of Siems Rental & Sales Co., Inc. ("Siems") for approximately $21.3 million in cash (including the payoff of approximately $13.3 million of assumed debt) and 126,315 shares of RSC common stock. Siems was an independent equipment rental company engaged in the rental, sales and service of various types of construction and industrial equipment, operating in Maryland, Delaware, Pennsylvania and Virginia. Siems' balance sheet is consolidated with the Company's as of December 12, 1997. This acquisition resulted in approximately $6.8 million in goodwill, which is being amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of Siems' operations on November 1, 1997 and has included Siems' revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

                           RENTAL SERVICE CORPORATION

  The common stock issuable in the accompanying consolidated balance sheets is associated with the common stock relating to the acquisitions of Foxx (51,216 shares), Central (102,435 shares) and Center (64,544 shares) that vests over future time periods, and the common stock relating to the acquisitions of IAT (36,036 shares) and Foxx (29,877 shares) that was earned and payable at December 31, 1997 based on the achievement of performance objectives.

3. EARNINGS PER SHARE

  The following table sets forth the computation of earnings per share and earnings per share, assuming dilution:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------------
                                                                         1995               1996                 1997
                                                                   --------------     ---------------       -------------
Numerator:
 Income before extraordinary items.............................     $  3,715,000       $  3,989,000         $  13,149,000
 Preferred stock accretion.....................................       (1,717,000)        (1,643,000)                   --
                                                                    ------------       ------------         -------------
 Income before extraordinary items available to common
  stockholders.................................................     $  1,998,000       $  2,346,000         $  13,149,000
                                                                    ============       ============         =============

 Net income....................................................     $  3,237,000       $  2,720,000         $  12,615,000
 Preferred stock accretion.....................................       (1,717,000)        (1,643,000)                   --
                                                                    ------------       ------------         -------------
 Net income available to common stockholders...................     $  1,520,000       $  1,077,000         $  12,615,000
                                                                    ============       ============         =============

Denominator:
 Weighted average shares outstanding...........................        4,116,412          7,020,405            13,637,747
 Common stock issuable in connection with acquisitions.........               --                 --                89,088
 Unvested restricted stock outstanding.........................          (84,097)          (144,787)              (73,902)
                                                                    ------------       ------------         -------------
Denominator for earnings per share.............................        4,032,315          6,875,618            13,652,933
Effect of dilutive securities:
 Add-back of unvested restricted stock outstanding.............           84,097            144,787                73,902
 Common stock options..........................................               --            120,414               182,016
 Common stock issuable in connection with acquisitions
  based on the achievement of performance objectives...........               --                 --                16,478
 Common stock to be issued in connection with the QSP
  Plan.........................................................               --                 --                 2,085
 Common stock warrants.........................................               --             39,161                    --
                                                                    ------------       ------------         -------------
  Dilutive potential common shares.............................           84,097            304,362               274,481
                                                                    ------------       ------------         -------------
Denominator for earnings per share, assuming dilution..........        4,116,412          7,179,980            13,927,414
                                                                    ============       ============         =============

  In accordance with SFAS No. 128, weighted average common shares excludes the effects of the potential issuance of all shares contingent on the achievement of performance objectives, until the related objectives have been achieved.

                          RENTAL SERVICE CORPORATION

4.   OPERATING PROPERTY AND EQUIPMENT

          Operating property and equipment consist of the following:


                                                                   DECEMBER 31
                                                           --------------------------
                                                              1996           1997
                                                           ----------     -----------
     Vehicles, machinery and equipment..................    $14,638,000    $30,539,000
     Leasehold improvements.............................      2,695,000      4,391,000
     Furniture, fixtures and computer equipment.........      5,385,000      8,269,000
     Land and building..................................      1,828,000      2,277,000
                                                            -----------    -----------
     Total..............................................     24,546,000     45,476,000
     Less: accumulated depreciation and amortization....      4,503,000      9,677,000
                                                            -----------    -----------
                                                            $20,043,000    $35,799,000
                                                            ===========    ===========

5.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                   DECEMBER 31
                                            --------------------------
                                               1996           1997
                                            ----------     -----------
     Covenants not to compete........        $ 2,281,000    $  3,201,000
     Goodwill........................         34,766,000     223,052,000
                                             -----------     -----------
     Total...........................         37,047,000     226,253,000
     Less: accumulated amortization..          2,246,000       6,087,000
                                             -----------    ------------
                                             $34,801,000    $220,166,000
                                             ===========    ============

     The Company has entered into non compete agreements with the former owners of certain acquired businesses. The agreements are generally for terms of one to three years and prohibit the former owners from competing with the Company in the business of renting equipment in certain counties located in the area of the acquired business.

6.   BANK DEBT AND LONG TERM OBLIGATIONS

     Bank debt and long term obligations consist of the following:

                                                                             DECEMBER 31
                                                                     -------------------------
                                                                        1996           1997
                                                                     ----------     ----------
  $500,000,000 Revolving Line of Credit (the "Revolver") with banks; interest at the prime rate plus 0.25%, due monthly, or the Eurodollar rate plus 1.75%, due on demand, at the
    Company's option; principal due December 2, 2002. The
    interest rate in effect at December 31, 1996 and 1997 was
    8.3% and 7.8%, respectively.....................................  $67,867,000    $206,475,000
  $100,000,000 Term Loan (the "Term Loan") with banks;
    interest at the prime rate plus 1.0%, due monthly, or the
    Eurodollar rate plus 2.5%, due on demand, at the Company's option; principal due in annual installments of $1,000,000 on each of the first six anniversaries, with the remaining principal balance due on December 2, 2004. The interest rate
    in effect at December 31, 1997 was 8.5%.........................           --     100,000,000
  Other.............................................................      727,000         500,000
                                                                      -----------    ------------
                                                                      $68,594,000    $306,975,000
                                                                      ===========    ============

                           RENTAL SERVICE CORPORATION

  On December 2, 1997, the Company amended and restated the Revolver to increase its total availabile financing to $600.0 million. This increase consisted of an increase in the availability under the Revolver to $500.0 million and the implementation of the new $100.0 million Term Loan (together with the Revolver, the "Bank Facility"). In addition, this new financing package extended the maturity date of the Revolver to December 2, 2002; changed the methodology for determining the interest rate margins; increased the allowed levels of capital expenditures and investments to $160.0 million in 1997, $150.0 million in each of 1998, 1999 and 2000, $160.0 million in 2001, $180.0 million in 2002, $225.0 million in 2003 and $240.0 million in 2004 (plus amounts reinvested from asset sales); and amended several covenants, including the computation methodology of certain financial covenants.

  The amended and restated Revolver contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified total debt to EBITDA ratios. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of
(i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 100% of the value (lower of net book value or market) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 85% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 80% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the Revolver.

  The Term Loan consists of a $100.0 million seven-year term loan facility, which requires mandatory principal payments of $1.0 million on each of its first six anniversaries, with the remaining principal balance due at maturity. The Term Loan matures on December 2, 2004. Interest on the Term Loan is payable monthly at either the prime rate plus 1.0% or the Eurodollar rate plus 2.5% (at the Company's option).

  The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. As of December 31, 1997, the Company was in compliance with all covenants of the Bank Facility.

  Borrowings under the Bank Facility are secured by all of the real and personal property of the Company's subsidiaries and a pledge of the capital stock and intercompany debt of the Company's subsidiaries. RSC is a guarantor of the obligations of its subsidiaries under the Bank Facility, and has granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure such guaranty. The Bank Facility also restricts the Company from declaring or paying dividends on its Common Stock. In addition, the Company's subsidiaries are guarantors of the obligations of the other subsidiaries under the Bank Facility. The Bank Facility includes a $2.0 million letter of credit facility, with a fee equal to the applicable margin on Eurodollar Rate loans under the Revolver (1.75% at December 31, 1997) multiplied by the face amount of letters of credit payable to the lenders and other customary fees payable to the issuer of the letter of credit. A commitment fee equal to 0.25% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears. The obligation of the lenders to make loans or issue letters of credit under the Bank Facility is subject to certain customary conditions.

  The amounts outstanding under the Revolver at December 31, 1996 and 1997 were $67.9 million and $206.5 million, respectively, with approximately $28.9 million and $138.0 million, respectively, available based on the borrowing base. Outstanding letters of credit totaled $0 and $200,000 at December 31, 1996 and 1997, respectively.

  In connection with an amendment to the Revolver in January 1997, the Company wrote-off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, net of income taxes of $386,000, which has been classified as an extraordinary item in the accompanying consolidated statements of operations for the year ended December 31, 1997.

                           RENTAL SERVICE CORPORATION

  In connection with the implementation of an amendment to the Revolver in September 1996, the Company wrote off the related deferred financing costs and recorded a loss on extinguishment of debt of $2.5 million which has been classified as an extraordinary item, net of income taxes of $964,000, in the accompanying consolidated statements of operations for the year ended December 31, 1996.

  The Company entered into a redeemable note and warrant purchase agreement (the "Bank Note") on September 12, 1995 with a financial institution that provided $10.0 million of 13% senior secured notes. Additionally, the financial institution was issued warrants entitling the purchase of 87,120 shares of common stock. On September 24, 1996, the Company repaid the Bank Note and repurchased the related warrants for $13.0 million, utilizing proceeds from its initial public offering. This repayment resulted in a reduction of additional paid-in capital of $945,000 and a gain on extinguishment of debt of $362,000, which has been classified as an extraordinary item, net of income taxes of $142,000, in the accompanying consolidated statements of operations for the year ended December 31, 1996.

  In 1995, the Company paid off the borrowings under a previous revolver upon entering into the Revolver, resulting in a loss on extinguishment of such debt of $783,000, which has been classified as an extraordinary item, net of income taxes of $305,000, in the accompanying consolidated statements of operations for the year ended December 31, 1995.


  The aggregate annual maturities of bank debt and long term obligations as of December 31, 1997 are as follows:



                                                      REVOLVER      TERM LOAN        OTHER          TOTAL
                                                   ------------   ------------   ------------   ------------
1998....................................           $         --   $  1,000,000   $    238,000     $  1,238,000
1999....................................                     --      1,000,000         27,000        1,027,000
2000....................................                     --      1,000,000         27,000        1,027,000
2001....................................                     --      1,000,000         27,000        1,027,000
2002....................................            206,475,000      1,000,000         27,000      207,502,000
Thereafter..............................                     --     95,000,000        154,000       95,154,000
                                                   ------------   ------------   ------------     ------------
                                                   $206,475,000   $100,000,000   $    500,000     $306,975,000
                                                   ============   ============   ============     ============

7. PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

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

  The Company had outstanding at December 31, 1995, 244,805 shares of a series of cumulative redeemable preferred stock (the "Redeemable Preferred Stock"). On September 24, 1996, the Company utilized proceeds from its initial public offering to redeem all outstanding shares of this preferred stock, including accumulated dividends, for $37.9 million. The Redeemable Preferred Stock was cumulative at a rate of 6% per annum, computed on a quarterly basis. No dividends could be paid on the common stock in any quarter until the accumulated dividends on the Redeemable Preferred Stock had been paid for all quarters ending prior to the date of payment of dividends on the common stock.

                           RENTAL SERVICE CORPORATION

 Increase in Authorized Common Stock

  On November 3, 1997, the Company began soliciting written consent of its stockholders for the approval of an increase in the number of authorized shares of its common stock, $.01 par value, from 20 million to 40 million shares. Stockholder approval of the increase became effective on November 28, 1997. On December 11, 1997, the Company amended its Certificate of Incorporation to effect such increase.

 Stock Purchase Agreements

  In 1995, the Company entered into stock purchase agreements with the current chairman and a current senior vice president of operations (the former chief financial officer) for the sale of 278,685 shares of common stock at $.01 per share. The stock was issued subject to certain vesting requirements over generally a four to five year period. However, the vesting for a portion of the stock which otherwise vested in the last two years could be accelerated if the Company achieved certain performance targets, as determined by the Company's Board of Directors. Upon a change of control (as defined), any unvested shares generally immediately vested. In the event the participant terminated employment with the Company, the Company generally has the option to repurchase any unvested shares at the original issuance price.

  At December 31, 1996 and 1997, there were 81,923 and 9,529 of these shares, respectively, which had not yet vested and were subject to the Company's repurchase option at $.01 per share.

 Stock Option Plan

  The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  On July 25, 1995, the Board of Directors of the Company adopted a Stock Option Plan (the "1995 Plan") whereby officers, directors, and key employees may be granted options to purchase the Company's common stock at a price set by the option committee not to be less than 100% of the fair market value of such shares on the date such option is granted, further, not to exceed 110% of the fair market price on the date such option is granted. The aggregate number of such shares that may be issued upon exercise of options under the 1995 Plan may not exceed 324,000. Generally, the stock options granted under the 1995 Plan will expire ten years from the date such options were granted. The options currently outstanding under the 1995 Plan generally become exercisable in various amounts over either a four or five year period; however, the vesting for certain portions of the options may be accelerated if the employee and the Company achieve certain performance targets, as determined by the Company's option committee. At December 31, 1997, 1,860 shares were available for future stock option grants under the 1995 Plan.

  On February 5, 1997, the Company's stockholders approved and the Company adopted the 1996 Equity Participation Plan of Rental Service Corporation (the "1996 Plan"). The 1996 Plan authorizes the issuance of not more than 1,000,000 shares of the Company's common stock (or the equivalent in other equity securities) upon the exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards ("Awards"). Under the 1996 Plan, Awards may be granted to officers, non-employee directors, key employees and consultants of the Company at a price not to be less than 100% of the fair market price on the date such award is granted. Generally, the stock options granted under the 1996 Plan will expire ten years from the date such options were granted. The options currently outstanding under the 1996 Plan generally become exercisable in equal installments over a four-year period from the date of grant. At December 31, 1997, 362,667 shares of common stock were available for future Awards under the 1996 Plan.

                          RENTAL SERVICE CORPORATION

     A summary of the Company's stock option activity, and related information, for the years ended December 31, 1995, 1996 and 1997 follows:

                                                                                  OUTSTANDING OPTIONS
                                                                     --------------------------------------------------
                                                                                                           WEIGHTED
                                                     SHARES                           EXERCISE             AVERAGE
                                                    AVAILABLE          NUMBER           PRICE           EXERCISE PRICE
                                                   FOR OPTIONS        OF SHARES       PER SHARE           PER SHARE
                                                 -------------       -----------    --------------       --------------
Balance at December 31, 1994..............              --                 --       $             --     $   --
Authorized Shares - 1995 Plan.............         324,000                 --                     --         --
Grants - 1995 Plan........................        (129,690)           129,690                               .01
                                                  --------            -------                    .01        ---
Balance at December 31, 1995..............         194,310            129,690                    .01        .01
Grants - 1995 Plan........................        (209,190)           209,190          7.032 - 21.00      17.12
Exercises - 1995 Plan.....................              --            (34,290)                   .01        .01
Forfeitures - 1995 Plan...................          16,740            (16,740)                   .01        .01
Cancellations - 1995 Plan.................              --            (12,510)                   .01        .01
                                                  --------            -------                            ------
Balance at December 31, 1996..............           1,860            275,340            .01 - 21.00      13.01
Authorized Shares - 1996 Plan.............       1,000,000                 --                     --         --
Grants - 1996 Plan........................        (717,913)           717,913         18.00 - 26.875      20.66
Exercises - 1995 Plan.....................              --            (30,321)           .01 - 14.11       2.82
Forfeitures - 1996 Plan...................          80,580            (80,580)         18.00 - 20.25      18.72
Cancellations - 1995 Plan.................              --             (5,400)                 14.11      14.11
                                                  --------            -------                            ------
Balance at December 31, 1997..............         364,527            876,952        $  .01 - 26.875     $19.09
                                                   =======            =======                            ======

     Options outstanding at December 31, 1997 have exercise prices ranging from $.01 to $26.875 per share, with a weighted average exercise price of $19.09 per share, as outlined in the following table:

                                                                                 WEIGHTED                    WEIGHTED
                                                               WEIGHTED          AVERAGE                     AVERAGE
                                             NUMBER OF         AVERAGE          REMAINING      NUMBER OF     EXERCISE
                                              OPTIONS      EXERCISE  PRICE     CONTRACTUAL      OPTIONS       PRICE
    RANGE OF EXERCISE PRICES                OUTSTANDING       PER SHARE           LIFE        EXERCISEABLE   PER SHARE
---------------------------------           -----------    -----------         -----------    ------------   -----------
   $.01..............................         45,675        $  .01              7.56           23,745         $  .01
   $7.032 - $14.11...................         73,944         12.16              8.19           19,325          12.06
   $18.00 - $21.00...................        637,070         19.99              9.12           55,000          19.64
   $24.75 - $26.875..................        120,263         25.81              9.70               --             --
                                             -------        ------              ----           ------         ------
        Totals.......................        876,952        $19.09              9.04           98,070         $13.39
                                             =======        ======              ====           ======         ======

     The weighted average fair value of options granted during the years ended December 31, 1995, 1996 and 1997 was $.01, $10.23 and $9.23, respectively.

Employee Stock Purchase Plan

     On April 28, 1997 at the Company's Annual Meeting of Stockholders, the Company's stockholders approved, and the Company adopted, the Employee Qualified Stock Purchase Plan of Rental Service Corporation (the "QSP Plan"). Under the QSP Plan, the Company has reserved 250,000 shares of common stock for sale to employees. The QSP Plan allows eligible employees of the Company to purchase shares of common stock at the lesser of 85% of the fair market value of such shares at the beginning of each semiannual offering period or 85% of the fair market value of such shares on the date of exercise of an installment of the purchase right. Purchases are limited to 15% of an employee's eligible compensation, subject to a maximum purchase of 1,500 shares in any semiannual offering period. The QSP Plan commenced on July 1, 1997.

                           RENTAL SERVICE CORPORATION

 Pro Forma Information

  Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997: risk-free interest rates of 6.28%, 6.28% and 5.71%, respectively; a dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock of .641, .641 and .415, respectively; and a weighted average expected life of the option of five years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                               YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                         1995          1996          1997
                                                                      -----------   -----------   -----------
     Pro forma net income.....................................       $3,237,000    $2,597,000      $10,964,000
     Pro forma net income per share...........................              .38           .14              .80
     Pro forma net income per share, assuming dilution........              .37           .13              .79

  Because SFAS 123 is applicable only to options granted after December 31, 1994, its pro forma effect is not fully reflected until 1997. The effects of applying SFAS 123 for the years ended December 31, 1995, 1996 and 1997 are not likely to be representative of the effects on reported net income for future years.

8. EMPLOYEE BENEFIT PLANS

  The Company maintains a Section 401(k) employee savings plan (Savings Plan) covering substantially all full-time employees upon completion of at least 1,000 hours of service and nine months of continuous employment.

  The Savings Plan is a defined contribution plan and provides for the Company to make discretionary contributions as deemed appropriate by the administrative committee. During the years ended December 31, 1995, 1996 and 1997, the Company made discretionary contributions totaling $0, $150,000 and $436,000, respectively.

                           RENTAL SERVICE CORPORATION

9. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases certain operating premises and equipment under operating leases. Substantially all of the property leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Certain of the real property leases provide for escalation of future rental payments based upon increases in the consumer price index. Rental expense under such operating leases totaled $2,397,000, $3,081,000 and $5,353,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Future minimum lease payments, by year and in the aggregate, for noncancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 1997:

      1998......................................................     $ 8,018,000
      1999......................................................       7,136,000
      2000......................................................       6,089,000
      2001......................................................       4,797,000
      2002......................................................       3,282,000
      Thereafter................................................       4,831,000
                                                                     -----------
                                                                     $34,153,000
                                                                     ===========

 Purchase Obligations

  At December 31, 1997, the Company was obligated, under noncancellable purchase commitments, to purchase $18.9 million of rental equipment.

 Risk Management

  The Company currently has an insurance deductible of $5,000 per occurrence for physical damage or loss to its rental equipment, and is self-insured for physical damage or loss to its delivery vehicles. Presently, the Company has an insurance deductible of $50,000 per occurrence for claims related to general and vehicle liability. The general and vehicle policy includes per occurrence and annual aggregate liability limits of $1.0 million, with excess umbrella coverage up to $100.0 million.

 Environmental

  The Company and its operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. The Company incurs ongoing expenses associated with the removal of underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company has accrued $763,000 and $652,000 at December 31, 1996 and 1997, respectively, related to the removal of underground tanks at the Company's locations. The actual costs of remediating these environmental conditions may be different than that accrued by the Company due to the difficulty in estimating such costs and due to potential changes in the status of legislation and state reimbursement programs. The Company does not believe that such removal and remediation will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

 Legal Proceedings

  The Company and its subsidiaries are parties to various litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to such pending litigation cannot be estimated with certainty, but the Company believes, based on its

                           RENTAL SERVICE CORPORATION
examination of such matters, that such ultimate liability will not have a material adverse effect on the business, or the consolidated financial position, results of operations or cash flows of the Company.

10. RELATED PARTY TRANSACTIONS

  During 1995, the Company paid RHI approximately $742,000 in connection with certain management services. Also during 1995, certain expenses incurred by RHI were paid by the Company and vice versa.

  One of the stockholders of the Company receives an investment banking fee from the Company in connection with certain of the Company's acquisitions. The fee was calculated at 1.5% of the total of the purchase price plus acquisition costs plus planned first year capital expenditures less one-seventh of the seller's original cost of rental equipment. Such fees paid to the stockholder during the years ended December 31, 1995, 1996 and 1997 totaled $663,000, $388,000 and
$1,084,000, respectively. Effective November 1, 1993, the stockholder also received a monitoring fee, which equaled 1% of the aggregate amount of debt and equity interest of or by the stockholder in the Company. Such fees paid to the stockholder during the years ended December 31, 1995, 1996 and 1997 totaled $235,000, $235,000 and $0, respectively, and are included in general and administrative expense. The Company's obligation to pay such investment banking and monitoring fees terminated in September 1996, in conjunction with the Company's initial public offering, however, the Company, at its discretion, may utilize the stockholder's investment banking services under the same fee arrangement.

  In connection with the acquisition of Center, the Company entered into leases for certain of Center's facilities with David P. Lanoha, a director of the Company, and certain partnerships affiliated with Mr. Lanoha. The leases initially expire in 2002, with options to extend for three periods of five years each. The aggregate annual rent under such leases is $720,000. Prior to the acquisition of Center, these locations had been leased by Center from Mr. Lanoha and his affiliates. The previous leases were terminated in connection with the acquisition of Center.

  From time to time, the Company also leases facilities from former owners of acquired businesses, who may be current employees of the Company.

11. INCOME TAXES

  The provision for income taxes is comprised of the following:

                                                                      YEAR ENDED DECEMBER 31
                                                           ----------------------------------------------
                                                               1995              1996            1997
                                                           -------------    -------------   -------------
Current:
     Federal..........................................     $   1,135,000    $          --    $   2,669,000
     State............................................           337,000          187,000          279,000
                                                           -------------    -------------    -------------
                                                               1,472,000          187,000        2,948,000
Deferred:
     Federal..........................................           581,000        1,550,000        6,402,000
     State............................................            43,000          163,000          594,000
                                                           -------------    -------------    -------------
                                                                 624,000        1,713,000        6,996,000
  Extraordinary item..................................           305,000          822,000          386,000
                                                           -------------    -------------    -------------
                                                           $   2,401,000    $   2,722,000    $  10,330,000
                                                           =============    =============    =============

                           RENTAL SERVICE CORPORATION

  Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:


                                                                     DECEMBER 31
                                                            ------------------------------
                                                                1996              1997
                                                            ------------      ------------
  Deferred tax assets:
     Accrued liabilities..............................      $  3,310,000      $  5,004,000
     Inventory reserve................................           677,000         1,496,000
     Bad debt reserve.................................         1,245,000           504,000
     Net operating loss carryforwards.................         6,563,000         7,948,000
     Alternative minimum tax credit...................         1,590,000         4,776,000
     Valuation allowance..............................        (4,740,000)       (4,487,000)
                                                            ------------      ------------
                                                               8,645,000        15,241,000
  Deferred tax liabilities:
     Depreciation and amortization....................       (12,863,000)      (30,857,000)
                                                            ------------      ------------
  Net deferred tax liability..........................      $ (4,218,000)     $(15,616,000)
                                                            ============      ============

  The Company's effective income tax rate varied from the statutory U.S. federal income tax rate (34% in 1995 and 1996, 35% in 1997) as follows:

                                                                           YEAR ENDED DECEMBER 31
                                                              ----------------------------------------------
                                                                 1995              1996             1997
                                                              ----------        ----------       -----------
  Expected provision using the statutory tax rate.....        $2,079,000        $2,282,000       $ 8,218,000
  State taxes, net of federal tax benefit.............           290,000           204,000           753,000
  Permanent differences, primarily amortization
    of intangibles....................................           213,000           341,000           732,000
  Other...............................................          (181,000)         (105,000)          627,000
                                                              ----------        ----------       -----------
                                                              $2,401,000        $2,722,000       $10,330,000
                                                              ==========        ==========       ===========

  At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18.4 million that expire in years 2005 through 2012. In addition the Company had combined state net operating loss carryforwards of approximately $20.1 million that expire in years 1998 through 2012. Approximately $8.5 million of the federal carryforwards and $800,000 of the state carryforwards are attributable to the Company's acquisition of RHI. For financial reporting purposes a valuation allowance of approximately $4.0 million and $3.7 million at December 31, 1996 and 1997, respectively, has been recognized to offset the deferred tax assets related to those carryforwards. These separate company net operating loss carryforwards are subject to restrictions in accordance with Internal Revenue Service Code Section 382, and the ultimate utilization of the net operating losses is further limited based on the future profitability of certain subsidiaries of RHI.

  In connection with the 1997 acquisitions of IAT, Center and Siems, approximately $4.5 million of net deferred tax liabilities were assumed by the Company. As a result of these acquisitions, the Company also obtained approximately $500,000 of alternative minimum tax credit carryovers. The separate company alternative minimum tax credit carryovers are subject to restrictions in accordance with Internal Revenue Service Code Section 383, and the ultimate utilization of the alternative minimum tax credits is further limited based upon the future profitability of the acquired companies.

  The Company also has alternative minimum tax credit carryovers of approximately $4.6 million for federal and $165,000 for state of California income tax purposes which are available to offset future regular income tax that is in excess of the alternative minimum tax in such year. Approximately $600,000 of the federal and all of the state alternative minimum tax credit carryovers resulted from the Company's acquisition of RHI. For financial reporting purposes a valuation allowance of approximately $800,000 has been recognized to offset the deferred tax assets related to all alternative minimum tax credit carryovers. Limitations similar to those restricting the use of the net operating losses also restrict the use of the credit carryovers.

                           RENTAL SERVICE CORPORATION

  The valuation allowances decreased approximately $3.1 million in 1996 and $253,000 in 1997. The decrease in the 1996 valuation allowance is principally due to an approximately $9.5 million decrease in the estimated net operating loss that is not expected to be realized from the Company's discontinued California operations. The decrease in the 1997 valuation allowance is principally due to a decrease in the estimated state net operating loss that is not expected to be realized from the Company's discontinued California operations.

  Any tax benefit resulting from the utilization of the net operating loss carryforwards or the tax credit carryovers obtained in the acquisition of RHI will be accounted for as a reduction of the purchase price in the periods they are realized.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          FIRST        SECOND          THIRD         FOURTH
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 QUARTER       QUARTER        QUARTER        QUARTER          YEAR
                                                         -------       -------        -------        -------        --------
Total revenues:
  1997.....................................              $41,309       $58,554        $72,469        $88,931        $261,263
  1996.....................................               27,197        31,267         34,631         35,259         128,354

Gross profit:
  1997.....................................               10,978        14,870         18,841         23,943          68,632
  1996.....................................                6,048         7,758          8,318          9,118          31,242

Income before extraordinary items:
  1997.....................................                2,183         2,855          3,920          4,191          13,149
  1996.....................................                  330           897            952          1,810           3,989

Net income (loss):
  1997.....................................                1,649         2,855          3,920          4,191          12,615
  1996.....................................                  330           897           (317)         1,810           2,720

Earnings (loss) per common share:
  1997
  ----
  Income before extraordinary items........              $   .19       $   .23        $   .26        $   .26        $    .96
  Extraordinary items......................                 (.04)           --             --             --            (.04)
                                                         -------       -------        -------        -------        --------
  Net income...............................              $   .15       $   .23        $   .26        $   .26        $    .92
                                                         =======       =======        =======        =======        ========
  1996
  ----
  Income (loss) before extraordinary items.              $  (.04)      $   .06        $   .07        $   .16        $    .34
  Extraordinary items......................                   --            --           (.21)            --            (.18)
                                                         -------       -------        -------        -------        --------
  Net income (loss)........................              $  (.04)      $   .06        $  (.14)       $   .16        $    .16
                                                         =======       =======        =======        =======        ========
Earnings (loss) per common share, assuming dilution:
  1997
  ----
  Income before extraordinary items........              $   .19       $   .23        $   .26        $   .26        $    .94
  Extraordinary items......................                 (.05)           --             --             --            (.03)
                                                         -------       -------        -------        -------        --------
  Net income...............................              $   .14       $   .23        $   .26        $   .26        $    .91
                                                         =======       =======        =======        =======        ========
  1996
  ----
  Income (loss) before extraordinary items.              $  (.04)      $   .06        $   .07        $   .16        $    .33
  Extraordinary items......................                   --            --           (.20)            --            (.18)
                                                         -------       -------        -------        -------        --------
  Net income (loss)........................              $  (.04)      $   .06        $  (.13)       $   .16        $    .15
                                                         =======       =======        =======        =======        ========

  The earnings per share amounts for 1996 and the first three quarters of 1997 have been restated to comply with the requirements of SFAS No. 128.

                           RENTAL SERVICE CORPORATION

13. SUBSEQUENT EVENTS

  On January 14, 1998, the Company granted its current chairman, 190,000 stock options and 10,000 shares of restricted stock under the 1996 Plan. The options and restricted stock are subject to vesting in equal installments over four years, however, the options may vest earlier if certain performance criteria are met. The options were granted at an exercise price equal to the fair market value on the date of grant.

  On February 3, 1998, the Company acquired substantially all of the assets of JDW Enterprises, Inc. d/b/a Valley Rentals ("Valley") for $93.6 million in cash and 435,602 shares of RSC common stock. Valley was an independent equipment rental company operating in Arizona and New Mexico. This acquisition was recorded under the purchase method of accounting and is expected to result in approximately $51.0 million in goodwill, which will be amortized over 40 years.

  Subsequent to December 31, 1997, the Company completed five additional acquisitions for a total combined purchase price of approximately $10.9 million (including 14,507 shares of RSC common stock).

  As of February 12, 1998, the Company is party to letters of intent to acquire an additional six businesses for a total combined purchase price of approximately $97.0 million (including up to 236,431 shares of RSC common stock). Additionally, up to $2.9 million of RSC common stock may be paid for these acquisitions based on the achievement of certain performance objectives. Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements and, in some cases, RSC board of directors and bank approval and early termination or expiration of the waiting period under the Hart-Scott-Rodino Act.

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
Rental Service Corporation

  We have audited the consolidated financial statements of Rental Service Corporation (the "Company") as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 12, 1998, included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                  /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 12, 1998

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS



                                                                                            DECEMBER 31
                                                                                   ----------------------------
                                                                                       1996             1997
                                                                                  --------------   ------------
                                          ASSETS
                                          ------
Cash....................................................................         $     5,000        $      5,000
Other assets............................................................                  --               2,000
Investment in and net amounts due from wholly owned subsidiaries........          95,075,000         290,782,000
                                                                                 -----------        ------------
                                                                                 $95,080,000        $290,789,000
                                                                                 ===========        ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Accounts payable and accrued expenses...................................         $     8,000        $      8,000
Stockholders' equity:
  Common stock...........................................................            114,000             198,000
  Additional paid-in capital.............................................         93,917,000         270,927,000
  Common stock issuable..................................................                 --           6,000,000
  Retained earnings......................................................          1,041,000          13,656,000
                                                                                 -----------        ------------
Total stockholders' equity..............................................          95,072,000         290,781,000
                                                                                 -----------        ------------
                                                                                 $95,080,000        $290,789,000
                                                                                 ===========        ============

                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                                  YEAR ENDED DECEMBER 31
                                                                        ----------------------------------------------
                                                                             1995             1996           1997
                                                                        --------------   --------------   ------------
Costs and expenses:
 Interest expense (income)..........................................    $       (7,000)  $        3,000   $         --
                                                                        --------------   --------------   ------------
Income (loss) before equity in income of subsidiaries and
   extraordinary item...............................................             7,000           (3,000)            --
Equity in income of subsidiaries....................................         3,230,000        2,503,000     12,615,000
                                                                        --------------   --------------   ------------
Income before extraordinary item....................................         3,237,000        2,500,000     12,615,000
Extraordinary item, gain on extinguishment of debt less applicable
 income taxes of $142,000 in 1996...................................                --          220,000             --
                                                                        --------------   --------------   ------------
Net income..........................................................    $    3,237,000   $    2,720,000   $ 12,615,000
                                                                        ==============   ==============   ============

                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31
                                                                            ------------------------------------------------
                                                                                 1995             1996             1997
                                                                            --------------   --------------   --------------
OPERATING ACTIVITIES
Net income..........................................................        $   3,237,000    $   2,720,000    $   12,615,000
Equity in income of subsidiaries....................................           (3,230,000)      (2,503,000)      (12,615,000)
Extraordinary item..................................................                    -         (220,000)                -
Change in other assets..............................................                    -                -            (2,000)
Change in accounts payable and accrued expenses.....................             (109,000)           8,000                 -
                                                                            --------------   --------------   --------------
Net cash provided by (used in) operating activities.................             (102,000)           5,000            (2,000)
FINANCING ACTIVITIES
Proceeds from issuance of redeemable preferred stock................                    -        7,500,000                 -
Redemption of redeemable preferred stock............................                    -      (37,874,000)                -
Proceeds from notes payable.........................................           10,000,000                -                 -
Payments on notes payable...........................................                    -      (12,055,000)                -
Proceeds from sale of common stock..................................                    -       95,223,000       153,974,000
Proceeds from exercise of stock options.............................                    -            1,000            85,000
Repurchase of common stock warrants.................................                    -         (945,000)                -
Loans to subsidiaries...............................................           (9,893,000)     (51,855,000)     (154,057,000)
                                                                            --------------   --------------   --------------
Net cash provided by (used in) financing activities.................              107,000           (5,000)            2,000
                                                                            --------------   --------------   --------------
Increase in cash....................................................        $       5,000    $           -    $            -
                                                                            ==============   ==============   ==============

                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997




1. BASIS OF PRESENTATION

  Rental Service Corporation's (the "Company") investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. LONG-TERM DEBT

  The Company has guaranteed its subsidiaries $500.0 million revolving line of credit with banks, of which $67.9 million and $206.5 million is outstanding at December 31, 1996 and 1997, respectively. Additionally, the Company has guaranteed its subsidiaries $100.0 million term loan with banks.

  On September 24, 1996, the Company repaid the note payable to Bank and repurchased the related warrants for $13.0 million, utilizing proceeds from its initial public offering. This redemption resulted in a reduction of additional paid-in capital of $945,000 and a gain on extinguishment of debt of $362,000, which has been classified as an extraordinary item, net of income taxes of $142,000, in the accompanying condensed statements of operations.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           RENTAL SERVICE CORPORATION

                  YEAR ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                                                                   ADDITIONS
                                                                                            --------------------------
                                                                               BALANCE AT    CHARGED TO
                                                                               BEGINNING OF   COSTS AND
                    DESCRIPTION                                                   YEAR        EXPENSES    ACQUISITIONS
---------------------------------------------------                           ------------   ----------   ------------
YEAR ENDED DECEMBER 31, 1995
Deducted from assets accounts:
 Allowance for doubtful accounts...................                           $   956,000    $1,040,000   $   582,000
 Reserve for rental equipment......................                               157,000            --       519,000
 Reserve for inventory obsolescence................                               280,000       138,000       185,000
 Income tax valuation allowance....................                                27,000            --     7,831,000
                                                                              -----------    ----------   -----------
Total..............................................                           $ 1,420,000    $1,178,000   $ 9,117,000
                                                                              ===========    ==========   ===========

YEAR ENDED DECEMBER 31, 1996
Deducted from assets accounts:
 Allowance for doubtful accounts...................                           $ 1,791,000    $1,692,000   $   276,000
 Reserve for rental equipment......................                               511,000       434,000            --
 Reserve for inventory obsolescence................                               603,000        97,000       224,000
 Income tax valuation allowance....................                             7,858,000            --            --
                                                                              -----------    ----------   -----------
Total..............................................                           $10,763,000    $2,223,000   $   500,000
                                                                              ===========    ==========   ===========
YEAR ENDED DECEMBER 31, 1997
Deducted from assets accounts:
 Allowance for doubtful accounts...................                           $ 2,165,000    $2,596,000   $   582,000
 Reserve for rental equipment......................                               923,000       511,000       218,000
 Reserve for inventory obsolescence................                               782,000       534,000       247,000
 Income tax valuation allowance....................                             4,740,000            --            --
                                                                              -----------    ----------   -----------
Total..............................................                           $ 8,610,000    $3,641,000   $ 1,047,000
                                                                              ===========    ==========   ===========



                                                                   TRANSFERS (TO)
                                                                    FROM OTHER                            BALANCE AT
DESCRIPTION                                                         ACCOUNTS            DEDUCTIONS        END OF YEAR
---------------------------------------------------               ------------          ----------       ------------
YEAR ENDED DECEMBER 31, 1995
Deducted from assets accounts:
 Allowance for doubtful accounts...................                 $       --          $  787,000 (a)    $ 1,791,000
 Reserve for rental equipment......................                         --             165,000 (b)        511,000
 Reserve for inventory obsolescence................                         --                  --            603,000
 Income tax valuation allowance....................                         --                  --          7,858,000
                                                                    ----------          ----------        -----------
Total..............................................                         --          $  952,000        $10,763,000
                                                                    ==========          ==========        ===========

YEAR ENDED DECEMBER 31, 1996
Deducted from assets accounts:
 Allowance for doubtful accounts...................                 $       --          $1,594,000 (a)    $ 2,165,000
 Reserve for rental equipment......................                         --              22,000 (b)        923,000
 Reserve for inventory obsolescence................                         --             142,000 (b)        782,000
 Income tax valuation allowance....................                         --           3,118,000 (c)      4,740,000
                                                                    ----------          ----------        -----------
Total..............................................                         --          $4,876,000        $ 8,610,000
                                                                    ==========          ==========        ===========

YEAR ENDED DECEMBER 31, 1997
Deducted from assets accounts:
 Allowance for doubtful accounts...................                 $       --          $2,418,000 (a)    $ 2,925,000
 Reserve for rental equipment......................                  1,416,000             412,000 (b)      2,656,000
 Reserve for inventory obsolescence................                    787,000             169,000 (b)      2,181,000
 Income tax valuation allowance....................                         --             253,000 (c)      4,487,000
                                                                    ----------          ----------        -----------
Total..............................................                 $1,529,000          $2,578,000        $12,249,000
                                                                    ==========          ==========        ===========

(a)  Write-off of uncollectible accounts, net of recoveries.

(b)  Write-off of physical inventory shortages or obsolescence.

(c) Decrease due to changes in the expected future utilization of net operating loss carryforwards.