Form 10-Q
period 1998-03-31
RENTAL SERVICE CORP
filed 1998-04-23
CIK 1016572

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       MARCH 31, 1998
                                    -------------------------

                                                or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _____________

Commission file number                     000-21237
                       ---------------------------------------------------------

                          RENTAL SERVICE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                           33-0569350
------------------------------------           ---------------------------------
     (State or Other Jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)            Identification No.)

 6929 E. GREENWAY PARKWAY, SUITE 200, SCOTTSDALE, ARIZONA          85254
 --------------------------------------------------------    ------------------
       (Address of Principal Executive Offices)                  (Zip Code)

                                (602) 905-3300
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X      No _____
           ---

     There were 20,630,645 shares of Rental Service Corporation Common Stock, $.01 par value, outstanding at April 22, 1997.

                           RENTAL SERVICE CORPORATION

                               TABLE OF CONTENTS
                               -----------------

PART I      FINANCIAL INFORMATION
---------------------------------

   ITEM 1.  Consolidated Financial Statements

            Consolidated Balance Sheets
              March 31, 1998 (unaudited) and December 31, 1997.......................    1

            Consolidated Statements of Operations
              Three months ended March 31, 1998 and 1997 (unaudited).................    2

            Consolidated Statements of Cash Flows
              Three months ended March 31, 1998 and 1997 (unaudited).................    3

            Notes to Consolidated Financial Statements - March 31, 1998 (unaudited)      4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................    9

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...............   13

PART II     OTHER INFORMATION
-----------------------------

   ITEM 1.  Legal Proceedings........................................................   14

   ITEM 5.  Other Information........................................................   14

   ITEM 6.  Exhibits and Reports on Form 8-K.........................................   15

SIGNATURES...........................................................................   16

                                      (i)

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           RENTAL SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,               December 31,
                                                                                         1998                     1997
                                                                                     ------------             -------------
                                                                                      (Unaudited)
                                ASSETS
                                ------
Cash and cash equivalents....................................................        $  4,462,000              $  8,932,000
Accounts receivable, net.....................................................          65,490,000                62,028,000
Other receivables and prepaid expense........................................           4,479,000                 3,217,000
Income tax receivable........................................................             638,000                   638,000
Parts and supplies inventories, net..........................................          35,825,000                31,714,000
Deferred taxes...............................................................          15,241,000                15,241,000
Rental equipment, principally machinery, at cost, net........................         403,266,000               314,696,000
Operating property and equipment, at cost, net...............................          41,106,000                35,799,000
Intangible assets, net.......................................................         287,651,000               220,166,000
Other assets, primarily deferred financing costs, net........................           6,718,000                 6,895,000
                                                                                     ------------             -------------
                                                                                     $864,876,000              $699,326,000
                                                                                     ============              ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Accounts payable.............................................................        $ 53,006,000              $ 34,911,000
Payroll and other accrued expenses...........................................          33,040,000                31,937,000
Accrued interest payable.....................................................           1,781,000                 2,179,000
Income taxes payable.........................................................           5,812,000                 1,686,000
Deferred taxes...............................................................          30,857,000                30,857,000
Bank debt and long term obligations..........................................         433,140,000               306,975,000
                                                                                     ------------             -------------
Total liabilities............................................................         557,636,000               408,545,000

Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares - 500,000
  Issued and outstanding shares - none.......................................                   -                         -
 Common stock, $.01 par value:
  Authorized shares - 40,000,000
  Issued and outstanding shares - 20,421,968 at March 31, 1998 and 19,833,437
   at December 31, 1997......................................................             204,000                   198,000

 Additional paid-in capital..................................................         284,155,000               270,927,000
 Common stock issuable - 184,050 shares at March 31, 1998 and 284,108 shares
  at December 31, 1997.......................................................           3,741,000                 6,000,000

 Retained earnings...........................................................          19,140,000                13,656,000
                                                                                     ------------             -------------
Total stockholders' equity...................................................         307,240,000               290,781,000
                                                                                     ------------             -------------
                                                                                     $864,876,000              $699,326,000
                                                                                     ============              ============

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         1998                     1997
                                                                                      ------------             -------------
Revenues:
 Equipment rentals...........................................................         $ 70,179,000               $27,527,000
 Sales of parts, supplies and new equipment..................................           27,227,000                 9,165,000
 Sales of used equipment.....................................................           11,257,000                 4,617,000
                                                                                      ------------               -----------
Total revenues...............................................................          108,663,000                41,309,000
Cost of revenues:
 Cost of equipment rentals, excluding equipment rental depreciation..........           37,073,000                14,316,000
 Depreciation, equipment rentals.............................................           15,461,000                 6,306,000
 Cost of sales of parts, supplies and new equipment..........................           21,249,000                 6,737,000
 Cost of sales of used equipment.............................................            7,944,000                 2,972,000
                                                                                      ------------               -----------
Total cost of revenues.......................................................           81,727,000                30,331,000
                                                                                      ------------               -----------
Gross profit.................................................................           26,936,000                10,978,000
Selling, general and administrative expense..................................            5,659,000                 3,784,000
Depreciation and amortization, excluding equipment rental depreciation.......            2,024,000                 1,068,000
Amortization of intangibles..................................................            2,085,000                   624,000
                                                                                      ------------               -----------
Operating income.............................................................           17,168,000                 5,502,000
Interest expense, net........................................................            7,583,000                 1,597,000
                                                                                      ------------               -----------
Income before income taxes and extraordinary item............................            9,585,000                 3,905,000
Provision for income taxes...................................................            4,101,000                 1,722,000
                                                                                      ------------               -----------
Income before extraordinary item.............................................            5,484,000                 2,183,000
Extraordinary item, loss on extinguishment of debt less applicable income
 tax benefit of $386,000 in 1997.............................................                    -                   534,000
                                                                                      ------------               -----------
Net income (loss)............................................................         $  5,484,000               $ 1,649,000
                                                                                      ============               ===========
Earnings per common share:
Income before extraordinary item.............................................         $        .27               $       .19
Extraordinary item...........................................................                    -                      (.04)
                                                                                      ------------               -----------
Net income...................................................................         $        .27               $       .15
                                                                                      ============               ===========
Weighted average common shares...............................................           20,418,671                11,297,950
                                                                                      ============               ===========
Earnings per common share, assuming dilution:
Income before extraordinary item.............................................         $        .27               $       .19
Extraordinary item...........................................................                    -                      (.05)
                                                                                      ------------             -------------
Net income...................................................................         $        .27               $       .14
                                                                                      ============               ===========
Weighted average common shares, assuming dilution............................           20,567,885                11,510,711
                                                                                      ============               ===========

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Three Months Ended
                                                                                                  MARCH 31,
                                                                                         1998                       1997
                                                                                    --------------              -------------
OPERATING ACTIVITIES
Net income...................................................................       $    5,484,000              $   1,649,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................................           19,570,000                  7,998,000
  Extraordinary item.........................................................                    -                    534,000
  Provision for losses on accounts receivable................................              428,000                    446,000
  Gain on sale of used equipment.............................................           (3,313,000)                (1,766,000)
  Changes in operating assets and liabilities, net of effect of business acquisitions:
     Accounts receivable.....................................................            4,033,000                 (1,677,000)
     Other receivables and prepaid expense...................................             (971,000)                   341,000
     Income tax receivable...................................................                    -                     39,000
     Other assets............................................................              181,000                     68,000
     Parts and supplies inventories..........................................           (3,592,000)                    88,000
     Accounts payable........................................................           17,971,000                 12,963,000
     Payroll and other accrued expenses......................................           (4,389,000)                (1,485,000)
     Accrued interest payable................................................             (398,000)                   227,000
     Income taxes payable....................................................            4,128,000                    891,000
                                                                                    --------------              -------------
Net cash provided by operating activities....................................           39,132,000                 20,316,000
INVESTING ACTIVITIES
Acquisitions of rental operations, net of cash acquired......................         (107,753,000)               (12,015,000)
Cash purchases of rental equipment and operating property and equipment......          (70,664,000)               (44,119,000)
Proceeds from sale of used equipment.........................................           11,257,000                  4,617,000
                                                                                    --------------              -------------
Net cash used in investing activities........................................         (167,160,000)               (51,517,000)
FINANCING ACTIVITIES
Proceeds from bank debt......................................................          216,904,000                 71,400,000
Payments on bank debt........................................................          (93,568,000)               (38,262,000)
Payments of debt issuance costs..............................................                    -                 (1,702,000)
Payments on long term obligations............................................               (3,000)                  (109,000)
Proceeds from exercise of stock options......................................               53,000                          -
Proceeds from QSP Plan offering..............................................              172,000                          -
                                                                                    --------------              -------------
Net cash provided by financing activities....................................          123,558,000                 31,327,000
                                                                                    --------------              -------------
Net increase (decrease) in cash and cash equivalents.........................           (4,470,000)                   126,000
Cash and cash equivalents at beginning of period.............................            8,932,000                  1,452,000
                                                                                    --------------              -------------
Cash and cash equivalents at end of period...................................       $    4,462,000              $   1,578,000
                                                                                    ==============              =============
Supplemental disclosure of cash flow information:
 Cash paid for interest......................................................       $    7,981,000              $   1,369,000
 Cash paid for income taxes..................................................       $            -              $      67,000

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Rental Service Corporation ("RSC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

    Certain amounts in the prior period financial statements have been reclassified to conform with the current period financial statement presentation.

Earnings Per Share

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128, as well as Staff Accounting Bulletin No. 98 (issued by the Securities and Exchange Commission in February 1998), which amends the determination of and accounting for "cheap stock" in periods prior to an initial public offering. The effect of dilutive securities is computed using the treasury stock method.

Impact of Recently Issued Accounting Standards

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which was required to be adopted in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income. Because the Company historically has not experienced transactions that would be included in comprehensive income, the adoption of SFAS No. 130 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

                                                               Three Months                      Three Months
                                                                  Ended                             Ended
                                                              March 31, 1998                    March 31, 1997
                                                              --------------                    --------------
                                                                                (Unaudited)
Assets acquired......................................          $ 54,508,000                       $ 6,551,000
Goodwill and covenants not to compete................            69,489,000                         6,798,000
Less: common stock issued or issuable................           (10,750,000)
Less: liabilities assumed............................            (5,494,000)                       (1,334,000)
                                                               ------------                     -------------
Cash purchase price..................................          $107,753,000                       $12,015,000
                                                               ============                     =============
Number of acquisitions...............................                     7                                 5

  The following table sets forth the unaudited pro forma results of operations for each period in which acquisitions occurred and for the immediately preceding period as if those acquisitions were consummated at the beginning of the immediately preceding period:

                                                                    Three Months                      Three Months
                                                                        Ended                            Ended
                                                                   March 31, 1998                    March 31, 1997
                                                                   --------------                    --------------
                                                                                      (Unaudited)
Total revenues.......................................                $118,583,000                      $99,006,000
Income before extraordinary item.....................                   5,331,000                          490,000
Net income...........................................                   5,331,000                          (44,000)

Earnings per common share:
     Income before extraordinary item................                         .26                              .04
     Net income......................................                         .26                                -

Earnings per common share, assuming dilution:
     Income before extraordinary item................                         .25                              .04
     Net income......................................                         .25                                -

  On February 3, 1998, the Company acquired substantially all of the assets of JDW Enterprises, Inc. d.b.a Valley Rentals ("Valley") for $93.6 million in cash and 435,602 shares of RSC common stock. Valley was an independent equipment rental company operating in Arizona and New Mexico. This acquisition resulted in approximately $57.0 million in goodwill, which is being amortized over 40 years.

  The common stock issuable in the accompanying consolidated balance sheets is associated with the common stock relating to the acquisitions of Brute Equipment Co. d/b/a Foxx Hy-Reach ("Foxx") (51,216 shares), Central States Equipment, Inc. ("Central States") (102,435 shares) and Rent-It Center, Inc. d/b/a Center Rentals and Sales (64,544 shares) that vests over future time periods, and the common stock relating to the acquisitions of Industrial Air Tool ("IAT") (36,036 shares) and Foxx (29,877 shares) that was earned and payable at December 31, 1997 based on the achievement of performance objectives. During the first quarter of 1998, 100,058 shares of the common stock issuable were paid to the sellers of IAT (36,036 shares), Foxx (29,877 shares) and Central States (34,145 shares).

                           RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

3.   EARNINGS PER SHARE

  The following table sets forth the computation of earnings per share and earnings per share, assuming dilution:

                                                                            Three Months Ended March 31,
                                                                       ----------------------------------------
                                                                            1998                      1997
                                                                       --------------           ---------------
Denominator:
 Weighted average shares outstanding.............................          20,173,845                11,376,378
 Common stock issuable in connection with acquisitions...........             250,755                         -
 Unvested restricted stock outstanding...........................              (5,929)                  (78,428)
                                                                       --------------            --------------
Denominator for earnings per share...............................          20,418,671                11,297,950
Effect of dilutive securities:
 Add-back of unvested restricted stock outstanding...............               5,929                    78,428
 Common stock options............................................             134,840                   134,333
 Unvested restricted stock not yet outstanding ..................               8,445                         -
                                                                       --------------            --------------
  Dilutive potential common shares...............................             149,214                   212,761
                                                                       --------------            --------------
Denominator for earnings per share, assuming dilution............          20,567,885                11,510,711
                                                                       ==============            ==============

  In accordance with SFAS No. 128, weighted average common shares excludes the effects of the potential issuance of all shares contingent on the achievement of performance objectives, until the related objectives have been achieved.

4.   BANK DEBT AND LONG TERM OBLIGATIONS

  Bank debt and long-term obligations consist of the following:

                                                                       March 31,                 December 31,
                                                                          1998                      1997
                                                                    --------------              -------------
                                                                      (Unaudited)

  $500,000,000 Revolving Line of Credit (the "Revolver")
    with banks; interest at the prime rate plus 0.25%, due
    monthly, or the Eurodollar rate plus 1.75%, due on
    demand, at the Company's option; principal due
    December 2, 2002. The interest rate in effect at March 31,
    1998 was 7.5%...............................................      $329,810,000              $206,475,000
  $100,000,000 Term Loan (the "Term Loan") with banks;
    interest at the prime rate plus 1.0%, due monthly, or the
    Eurodollar rate plus 2.5%, due on demand, at the
    Company's option; principal due in annual installments
    of $1,000,000 on each of the first six anniversaries, with the remaining principal balance due on December 2,
    2004. The interest rate in effect at March 31, 1998
    was 8.2%....................................................       100,000,000               100,000,000
  Other.........................................................         3,300,000                   500,000
                                                                    --------------            --------------
                                                                      $433,140,000              $306,975,000
                                                                    ==============            ==============

                           RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

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

  The amended and restated Revolver contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified total debt to EBITDA ratios. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of
(i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 100% of the value (lower of net book value or orderly liquidation value) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 85% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 80% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the Revolver.

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

  The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. As of March 31, 1998, the Company was in compliance with all covenants of the Bank Facility.

  Borrowings under the Bank Facility are secured by all of the personal property of the Company's subsidiaries and a pledge of the capital stock and intercompany debt of the Company's subsidiaries. RSC is a guarantor of the obligations of its subsidiaries under the Bank Facility, and has granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure such guaranty. The Bank Facility also restricts the Company from declaring or paying dividends on its Common Stock. In addition, the Company's subsidiaries are guarantors of the obligations of the other subsidiaries under the Bank Facility. The Bank Facility includes a $2.0 million letter of credit facility, with a fee equal to the applicable margin on Eurodollar Rate loans under the Revolver (1.75% at March 31, 1998) multiplied by the face amount of letters of credit payable to the lenders and other customary fees payable to the issuer of the letter of credit. A commitment fee equal to 0.25% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears. The obligation of the lenders to make loans or issue letters of credit under the Bank Facility is subject to certain customary conditions.

  The amount outstanding under the Revolver at March 31, 1998 was $329.8 million, with approximately $102.3 million available based on the borrowing base. Outstanding letters of credit totaled $200,000 at March 31, 1998.

  In connection with an amendment to the Revolver in January 1997, the Company wrote-off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, net of income taxes of $386,000, which has been classified as an extraordinary item in the accompanying consolidated statements of operations for the three months ended March 31, 1997.

                           RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

5.  STOCKHOLDERS' EQUITY

    Stock Option Plans

    On January 14, 1998, the Company granted its current chairman, 190,000 stock options and 10,000 shares of restricted stock under the 1996 Equity Participation Plan of Rental Service Corporation (the "1996 Plan"). The options and restricted stock are subject to vesting in equal installments over four years, however, the options may vest earlier if certain performance criteria are met. The options were granted at an exercise price equal to the fair market value on the date of grant. On February 25, 1998, the chairman surrendered to the Company options to purchase 57,000 shares of common stock in order to ensure the number of shares of common stock available for issuance pursuant to the 1996 Plan was sufficient to allow certain grants of stock options to other officers.

    On February 25, 1998, 183,820 options were granted under the 1996 Plan at an exercise price equal to the fair market price of the Company's common stock on the date of grant ($22.875 per share). These options vest in equal installments over a four-year period from the date of grant.

6.  SUBSEQUENT EVENTS

    On April 1, 1998, the Company acquired all of the outstanding stock of James
S. Peterson Enterprises, Inc. d/b/a Metroquip Rental Centers ("Metroquip") for $51.4 million in cash (including the payoff of assumed debt) and 182,337 shares of RSC common stock. Up to an additional 95,727 shares of RSC common stock may be paid to the seller over a three-year period if certain performance objectives are met. Such contingent shares will be valued and recorded at the date such contingencies are resolved. Metroquip rented, sold and supported aerial work platforms and contractors' equipment, and operated in Minnesota and Nebraska. Metroquip's balance sheet was consolidated with the Company's as of April 1, 1998. This acquisition is expected to result in approximately $33.0 million in goodwill, which will be amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of Metroquip's operations on March 1, 1998 and has included Metroquip's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

    On April 2, 1998, the Company acquired all of the outstanding stock of T&M Rental, Inc. ("T&M") for $21.9 million in cash (including the payoff of assumed debt). Up to 33,132 shares of RSC common stock may be paid to the seller over a three-year period if certain performance objectives are met. Such contingent shares will be valued and recorded at the date such contingencies are resolved. T&M was an independent rental company operating in Indiana. T&M's balance sheet was consolidated with the Company's as of April 2, 1998. This acquisition is expected to result in approximately $16.0 million in goodwill, which will be amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of T&M's operations on March 1, 1998 and has included T&M's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

    Subsequent to March 31, 1998, the Company has completed two additional acquisitions for a total combined purchase price of approximately $7.1 million (including 8,109 shares of RSC common stock).

    As of April 15, 1998, the Company was party to a letter of intent to acquire an equipment rental business for a purchase price of approximately $10.1 million (including 45,584 shares of RSC common stock). This acquisition is subject to a number of closing conditions, including the execution of a definitive purchase agreement and RSC board of directors approval.

                          RENTAL SERVICE CORPORATION

                                MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

  Revenues. Total revenues for the three months ended March 31, 1998 increased 163.0% to $108.7 million from $41.3 million for the three months ended March 31, 1997. This increase was primarily due to the inclusion of revenues from acquisitions of 24 businesses (consisting of 78 locations) and the opening of 18 start-up locations since March 31, 1997. Also contributing to the increased revenues was the larger rental fleet resulting from the Company's significant investment in capital expenditures. Equipment rental revenues increased 154.9% to $70.2 million from $27.5 million due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 197.1% to $27.2 million from $9.2 million due primarily to the acquisition of IAT (effective in the Company's results of operations from March 1, 1997), the increased number of rental locations selling these items and the acquisitions of businesses that were dealers for certain new equipment. Sales of used equipment increased 143.8% to $11.3 million from $4.6 million due to the larger rental fleet and the Company's continuing strategy of selling the older items in its fleet.

  Gross Profit. Gross profit for the three months ended March 31, 1998 increased to $26.9 million, or 24.8% of total revenues, from $11.0 million, or 26.6% of total revenues, for the three months ended March 31, 1997. This increase is primarily attributable to the Company's increased number of locations due to acquisitions and start-up locations and the increased rental fleet resulting from capital expenditures. Gross margin on equipment rentals was 25.1% of equipment rental revenues for the three months ended March 31, 1998 and 1997. Gross margin on sales of parts, supplies and new equipment decreased to 22.0% of sales from 26.5%, due primarily to the acquisition of IAT, effective in the Company's results of operations from March 1, 1997, and a change in the product mix of parts, supplies and new equipment sales. Excluding the effect of the acquisition of IAT, the Company's gross margin on sales of parts, supplies and new equipment would have been 25.1% for the three months ended March 31, 1998. The Company believes the gross margin on sales of parts, supplies and new equipment will likely remain at this lower level due to the impact of IAT's product sales, which generally have had lower gross margins than the parts, supplies and new equipment sold by the Company prior to the acquisition of IAT. Gross margin on sales of used equipment decreased to 29.4% of sales from 35.6%, due primarily to variations in the mix and age of the equipment being sold.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1998 was $5.7 million, or 5.2% of total revenues, compared to $3.8 million, or 9.2% of total revenues for the three months ended March 31, 1997. This increase is the result of the greater number of locations and employees resulting from the Company's acquisitions and start-ups since March 31, 1997.

  Depreciation and Amortization, excluding equipment rental depreciation. Depreciation and amortization, excluding equipment rental depreciation, for the three months ended March 31, 1998 was $2.0 million, or 1.9% of total revenues, compared to $1.1 million, or 2.6% of total revenues for the three months ended March 31, 1997. This increase is primarily attributable to the larger fleet of service and delivery vehicles in 1998 versus 1997, which has grown as a result of the Company's increased number of locations and larger rental fleet.

  Amortization of Intangibles. Amortization of intangibles for the three months ended March 31, 1998 was $2.1 million, or 1.9% of total revenues, compared to $624,000, or 1.5% of total revenues for the three months ended March 31, 1997. This increase is due to the additional goodwill and covenants not to compete associated with acquisitions completed since March 31, 1997.

  Interest Expense, net. Interest expense, net, for the three months ended March 31, 1998 was $7.6 million, compared to $1.6 million for the three months ended March 31, 1997. This increase is the result of the Company's increased average debt outstanding for the three months ended March 31, 1998 versus the three months ended

                          RENTAL SERVICE CORPORATION

                                MARCH 31, 1998


March 31, 1997. The increased debt has resulted from acquisitions, capital expenditures and start-up locations financed under the Bank Facility. Interest expense will continue to increase in subsequent periods to the extent the Company borrows under the Bank Facility, or otherwise, to fund acquisitions and capital expenditures.

  Provision for Income Taxes. Provision for income taxes was $4.1 million for the three months ended March 31, 1998, compared to $1.7 million for the three months ended March 31, 1997. The Company's effective tax rate was 42.8% for the three months ended March 31, 1998, compared to 44.1% for the three months ended March 31, 1997. The decrease in the Company's effective tax rate is a result of increased profitability, which has lessened the impact of the higher levels of non-deductible items (primarily goodwill).

  Extraordinary Item. In connection with the implementation of an amendment to the Revolver in January 1997, the Company wrote off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, which has been classified as an extraordinary item, net of income taxes of $386,000, in the consolidated statement of operations for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. The Company has historically financed its capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings and net cash provided by operating activities. The Company had cash and cash equivalents of $4.5 million at March 31, 1998 and $8.9 million at December 31, 1997.

  Operating activities. During the three months ended March 31, 1998 and 1997, the Company's operating activities provided net cash flow of $39.1 million and $20.3 million, respectively. The principal causes for the variations in cash flow between periods were higher net income, increased depreciation and amortization and higher average accounts payable.

  Investing activities. Net cash used in investing activities was $167.2 million and $51.5 million for the three months ended March 31, 1998 and 1997, respectively. The increase between periods was attributable to a higher combined level of capital expenditures and acquisitions. Acquisition spending totaled $107.8 million and $12.0 million for the three months ended March 31, 1998 and 1997, respectively. In addition, the Company had capital expenditures of $70.7 million and $44.1 million for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures were primarily for purchases of rental equipment. Included in investing activities were proceeds from the sale of used equipment, which were $11.3 million and $4.6 million for the three months ended March 31, 1998 and 1997, respectively.

  Financing activities. Net cash provided by financing activities was $123.6 million and $31.3 million for the three months ended March 31, 1998 and 1997, respectively. The net cash provided by financing activities during these periods was primarily from borrowings under the Revolver.

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

                          RENTAL SERVICE CORPORATION

                                MARCH 31, 1998


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

  The amended and restated Revolver contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on the Company's achievement of specified total debt to EBITDA ratios. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of
(i) 85% of eligible accounts receivable of the Company's subsidiaries and (ii) 100% of the value (lower of net book value or orderly liquidation value) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 85% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 80% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the Revolver. The Revolver expires December 2, 2002.

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

  The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. As of March 31, 1998, the Company was in compliance with all covenants of the Bank Facility.

  Borrowings under the Bank Facility are secured by all of the personal property of the Company's subsidiaries and a pledge of the capital stock and intercompany debt of the Company's subsidiaries. RSC is a guarantor of the obligations of its subsidiaries under the Bank Facility, and has granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure such guaranty. The Bank Facility also restricts the Company from declaring or paying dividends on its common stock. In addition, the Company's subsidiaries are guarantors of the obligations of the other subsidiaries under the Bank Facility. The Bank Facility also includes a $2.0 million letter of credit facility. A commitment fee equal to 0.25% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears. The obligation of the lenders to make loans or issue letters of credit under the Bank Facility is subject to certain customary conditions.

  At April 15, 1998, the principal amount outstanding under the Revolver was $428.2 million, the average interest rate on such borrowings was 7.4%, and an additional $59.5 million was available to the Company under the Revolver.

  Acquisitions and Start-ups. As part of its growth strategy, the Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. The Company is currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more letters of intent or acquisition agreements. At December 31, 1997, the Company operated 165 locations throughout the United States. Since December 31, 1997, the Company has completed eleven acquisitions of rental equipment businesses (including Valley, Metroquip and T&M) with an aggregate of 31 locations, has opened five new start-up locations and has consolidated two acquired locations with existing locations serving the same markets, bringing the Company's total number of locations to 199 as of April 15, 1998.

  During the three months ended March 31, 1998, the Company completed seven acquisitions of rental equipment businesses with a combined total of 22 locations for an aggregate purchase price of approximately $107.8 million in cash (including the payoff of assumed debt), 450,109 shares of RSC common stock and the assumption of

                          RENTAL SERVICE CORPORATION

                                MARCH 31, 1998

approximately $5.5 million in liabilities. During the three months ended March 31, 1997, the Company completed five acquisitions of rental equipment businesses with a combined total of eight locations for an aggregate purchase price of approximately $12.0 million in cash and the assumption of approximately $1.3 million in liabilities.

  During the three months ended March 31, 1998, the Company opened two new start-up locations and consolidated two acquired locations with existing locations serving the same markets.

  On April 1, 1998, the Company acquired all of the outstanding stock of James
S. Peterson Enterprises d/b/a Metroquip Rental Centers ("Metroquip") for $51.4 million in cash (including the payoff of assumed debt) and 182,337 shares of RSC common stock. Up to an additional 95,727 shares of RSC common stock may be paid to the seller over a three-year period if certain performance objectives are met. Metroquip rented, sold and supported aerial work platforms and contractors' equipment and operated a total of five locations in Minnesota and Nebraska. Metroquip's balance sheet was consolidated with the Company's as of April 1, 1998. Pursuant to the acquisition agreement, the Company assumed effective control of Metroquip's operations on March 1, 1998 and has included Metroquip's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

  On April 2, 1998, the Company acquired all of the outstanding stock of T&M Rental, Inc. ("T&M") for $21.9 million in cash (including the payoff of assumed debt). Up to 33,132 shares of RSC common stock may be paid to the seller over a three-year period if certain performance objectives are met. T&M was an independent rental company operating one location in Indiana. T&M's balance sheet was consolidated with the Company's as of April 2, 1998. Pursuant to the acquisition agreement, the Company assumed effective control of T&M's operations on March 1, 1998 and has included T&M's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

  Subsequent to March 31, 1998, the Company completed two additional acquisitions for a total combined purchase price of approximately $7.1 million (including 8,109 shares of RSC common stock). These acquisitions had a combined three locations in Missouri and Virginia.

  As of April 15, 1998, the Company was party to a letter of intent to acquire an equipment rental business with three locations in Illinois and Wisconsin for a purchase price of approximately $10.1 million (including 45,584 shares of Common Stock). This acquisition is subject to a number of closing conditions, including the execution of a definitive purchase agreement and RSC board of directors approval.

  General. The Company's liquidity and capital resources have been and will continue to be significantly impacted by the Company's growth strategy and by the need to offer customers a modern and well-maintained rental equipment fleet. To pursue its growth strategy, the Company must be able to complete acquisitions, open start-up locations and make the capital expenditures necessary to acquire and maintain its rental fleet. At April 15, 1998, the Company was obligated, under noncancellable purchase commitments, to purchase approximately $51.4 million of equipment. Such purchases are expected to be financed with cash flows from operations and through borrowings under the Revolver.

  The Company believes cash flow from operations, together with availability under the Revolver, and vendor financing in appropriate cases, will be sufficient to support its current operations for at least the next 12 months. However, to complete certain pending acquisitions, to make certain discretionary capital expenditures and if additional acquisition opportunities arise, the Company will need to seek additional capital. Such acquisitions and capital expenditures could be financed through the incurrence of additional indebtedness, including convertible debt, or the issuance of common or preferred stock (which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If such financing were not available, the Company's growth strategy could be hampered and its cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. Further, additional indebtedness generally would increase RSC's leverage and may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

                          RENTAL SERVICE CORPORATION

                                MARCH 31, 1998

ENVIRONMENTAL

  The Company and its operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and other activities to come into compliance with environmental laws, and the performance of appropriate remediation at certain locations. The Company has accrued $594,000 at March 31, 1998 related to the removal of underground tanks and remediation expenses. The Company believes the impact of the cost of such remediation on its financial position, results of operations and cash flows will not be material.

FORWARD-LOOKING STATEMENTS

  Forward-looking statements in this report, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, the integration of acquisitions and start-up locations into the Company's existing operations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this report will in fact occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None

                          RENTAL SERVICE CORPORATION

                                MARCH 31, 1998


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

             On April 1, 1998, the Company acquired all of the outstanding stock of James S. Peterson Enterprises, Inc. d/b/a Metroquip Rental Centers ("Metroquip") for $51.4 million in cash (including the payoff of assumed debt) and 182,337 shares of RSC common stock. Up to an additional 95,727 shares of RSC common stock may be paid to the seller over a three-year period if certain performance objectives are met. Metroquip rented, sold and supported aerial work platforms and contractors' equipment, operated a total of five locations in Minnesota and Nebraska, and had total revenues of approximately $25.2 million for its fiscal year ended December 31, 1997. Metroquip's balance sheet was consolidated with the Company's as of April 1, 1998. This acquisition is expected to result in approximately $33.0 million in goodwill, which will be amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of Metroquip's operations on March 1, 1998 and has included Metroquip's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

             On April 2, 1998, the Company acquired all of the outstanding stock of T&M Rentals, Inc. ("T&M") for $21.9 million in cash (including the payoff of assumed debt). Up to 33,132 shares of RSC common stock may be paid to the seller over a three-year period if certain performance objectives are met. T&M was an independent rental company operating one location in Indiana, and had total revenues of approximately $5.8 million for its fiscal year ended February 28, 1998. T&M's balance sheet was consolidated with the Company's as of April 2, 1998. This acquisition is expected to result in approximately $16.0 million in goodwill, which will be amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of T&M's operations on March 1, 1998 and has included T&M's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

             The Company is considering operations in Canada, and may consider operations elsewhere outside of the United States in the near future. These operations are subject to risks normally associated with international operations, including currency conversion risks, slower and more difficult accounts receivable collection, greater difficulty and expense in administering business abroad and complying with foreign laws.

                          RENTAL SERVICE CORPORATION

                                MARCH 31, 1998

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

             EXHIBIT NUMBER                                                 DESCRIPTION
             --------------         ------------------------------------------------------------------------------------
                     10.1           Asset Purchase Agreement by and among JDW Enterprises, Inc. d/b/a "Valley Rentals"
                                    as "Seller," Rental Service Corporation, RSC Center, Inc. as "Buyer" and Jerald and
                                    Elfriede Adams, Dan and Mary Evans, and Warren and Linda Youel, dated December 30,
                                    1997. (1)
                     10.2           Stock Purchase Agreement by and among James S. Peterson as "Seller," Walker Jones
                                    Equipment, Inc. as "Buyer," Rental Service Corporation as "Parent" and James S.
                                    Peterson Enterprises, Inc. as the "Company," dated April 1, 1998.
                     10.3           Stock Purchase Agreement by and among Mark S. Mosak and Thomas A. Mosak as
                                    "Sellers," Walker Jones Equipment, Inc. as "Buyer," Rental Service Corporation as
                                    "Parent" and T&M Rental, Inc. as the "Company," dated April 2, 1998.
                     10.4           Employment Agreement with Martin R. Reid.
                     27.1           Financial Data Schedule

          __________
          (1) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1998, and incorporated herein by reference.

     (b)  Reports on Form 8-K

          1) The Company filed a Current Report on Form 8-K, dated January 22, 1998, announcing the signing of a definitive agreement to acquire substantially all of the assets of Valley. This 8-K also announced the election of David P. Lanoha to the Company's Board of Directors, the appointment of John Markle to the position of Senior Vice President of Operations succeeding Mr. Lanoha and the resignation of Bruce Lisanti as Senior Vice President of Marketing.

          2) The Company filed a Current Report on Form 8-K/A, dated February 9, 1998, which included the audited financial statements of Center and the unaudited pro forma consolidated financial information of the Company, including the acquisitions of IAT, Foxx and Center.

          3) The Company filed a Current Report on Form 8-K, dated February 18, 1998, announcing the closing of the acquisition of Valley.

                          RENTAL SERVICE CORPORATION

                                MARCH 31, 1998


                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                               RENTAL SERVICE CORPORATION
                                                                  -------------------------------------------------
                                                                                      (Registrant)

Date:                April 23, 1998                         By:                    /s/ Martin R. Reid
         -----------------------------------                      -------------------------------------------------
                                                                                       Martin R. Reid
                                                                                       Chairman and Chief Executive Officer

Date:                April 23, 1998                         By:                   /s/ Robert M. Wilson
         -----------------------------------                      -------------------------------------------------
                                                                                      Robert M. Wilson
                                                                                      Senior V.P. and Chief Financial Officer