Form 10-Q
period 1998-06-30
RENTAL SERVICE CORP
filed 1998-08-04
CIK 1016572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended      JUNE 30, 1998
                                   ------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from________to__________________________

Commission file number               001-12985
--------------------------------------------------------------------------------


                          RENTAL SERVICE CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                33-0569350
         --------                                ----------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

    6929 E. GREENWAY PARKWAY, SUITE 200, SCOTTSDALE, ARIZONA          85254
 ---------------------------------------------------------------      -----
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

     There were 20,797,396 shares of Rental Service Corporation Common Stock, $.01 par value, outstanding at July 31, 1998.

                           RENTAL SERVICE CORPORATION

                               TABLE OF CONTENTS
                               -----------------



PART I  FINANCIAL INFORMATION
-----------------------------

   ITEM 1.  Consolidated Financial Statements

            Consolidated Balance Sheets
                June 30, 1998 (unaudited) and December 31, 1997.......................... 1

            Consolidated Statements of Operations
                Three and six months ended June 30, 1998 and 1997 (unaudited)............ 2

            Consolidated Statements of Cash Flows
                Three and six months ended June 30, 1998 and 1997 (unaudited)............ 3

            Notes to Consolidated Financial Statements - June 30, 1998 (unaudited)....... 4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................10

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...................15

PART II   OTHER INFORMATION
---------------------------

   ITEM 1.      Legal Proceedings........................................................16

   ITEM 4.      Submission of Matters to a Vote of Security Holders......................16

   ITEM 5.      Other Information........................................................17

   ITEM 6.      Exhibits and Reports on Form 8-K.........................................18

SIGNATURES...............................................................................20

                                      (i)

               PART I.  FINANCIAL INFORMATION
               ------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           RENTAL SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                        June 30,               December 31,
                                                                                          1998                     1997
                                                                                     -------------           --------------
                                                                                     (Unaudited)
                                  ASSETS
                                  ------
Cash and cash equivalents....................................................          $    3,559                  $  8,932
Accounts receivable, net.....................................................              82,507                    62,028
Other receivables and prepaid expense........................................               9,727                     3,217
Income tax receivable........................................................                   2                       638
Parts and supplies inventories, net..........................................              39,025                    31,714
Deferred taxes...............................................................              15,017                    15,241
Rental equipment, principally machinery, at cost, net........................             543,363                   314,696
Operating property and equipment, at cost, net...............................              46,969                    35,799
Intangible assets, net.......................................................             345,878                   220,166
Other assets, primarily deferred financing costs, net........................              12,704                     6,895
                                                                                       ----------                 ---------
                                                                                       $1,098,751                  $699,326
                                                                                       ==========                  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Accounts payable.............................................................          $   51,206                  $ 34,911
Payroll and other accrued expenses...........................................              27,914                    31,937
Accrued interest payable.....................................................               4,215                     2,179
Income taxes payable.........................................................               7,218                     1,686
Deferred taxes...............................................................              33,159                    30,857
Bank debt and long term obligations..........................................             654,658                   306,975
                                                                                       ----------                 ---------
Total liabilities............................................................             778,370                   408,545

Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares - 500,000
  Issued and outstanding shares - none.......................................                  --                       --
 Common stock, $.01 par value:
  Authorized shares - 40,000,000
  Issued and outstanding shares - 20,784,666 at June 30, 1998 and 19,833,437
   at December 31, 1997......................................................                 208                       198

 Additional paid-in capital..................................................             291,749                   270,927
 Common stock issuable - 132,834 shares at June 30, 1998 and 284,108 shares
  at December 31, 1997.......................................................               2,780                     6,000

 Deferred compensation expense...............................................                (631)                       --
 Retained earnings...........................................................              26,275                    13,656
                                                                                       ----------                 ---------
Total stockholders' equity...................................................             320,381                   290,781
                                                                                       ----------                 ---------
                                                                                       $1,098,751                  $699,326
                                                                                       ==========                  ========

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                 -----------------------------   ----------------------------
                                                     1998             1997            1998            1997
                                                 -----------------------------   ----------------------------
Revenues:                                                 (Unaudited)                     (Unaudited)
 Equipment rentals.............................      $ 96,572         $36,800        $166,751        $64,327
 Sales of parts, supplies and new equipment....        33,826          17,787          61,053         26,952
 Sales of used equipment.......................        10,652           3,967          21,909          8,584
                                                     --------         -------        --------        -------
Total revenues.................................       141,050          58,554         249,713         99,863
Cost of revenues:
 Cost of equipment rentals, excluding
  equipment rental depreciation................        48,951          19,361          86,024         33,677

 Depreciation, equipment rentals...............        20,038           7,730          35,499         14,036
 Cost of sales of parts, supplies and new
  equipment....................................        25,978          13,869          47,227         20,606

 Cost of sales of used equipment...............         7,635           2,724          15,579          5,696
                                                     --------         -------        --------        -------
Total cost of revenues.........................       102,602          43,684         184,329         74,015
                                                     --------         -------        --------        -------
Gross profit...................................        38,448          14,870          65,384         25,848
Selling, general and administrative expense....         8,745           4,685          14,404          8,469
Depreciation and amortization, excluding
 equipment rental depreciation.................         2,302           1,219           4,326          2,287

Amortization of intangibles....................         2,505             745           4,590          1,369
                                                     --------         -------        --------        -------
Operating income...............................        24,896           8,221          42,064         13,723
Interest expense, net..........................        12,425           3,030          20,008          4,627
                                                     --------         -------        --------        -------
Income before income taxes and extraordinary
 item..........................................        12,471           5,191          22,056          9,096

Provision for income taxes.....................         5,336           2,336           9,437          4,058
                                                     --------         -------        --------        -------
Income before extraordinary item...............         7,135           2,855          12,619          5,038
Extraordinary item, loss on extinguishment of
 debt less applicable income tax benefit of
 $386 in 1997..................................            --              --              --            534
                                                     --------         -------        --------        -------
Net income.....................................      $  7,135         $ 2,855        $ 12,619        $ 4,504
                                                     ========         =======        ========        =======

Earnings per common share:
Income before extraordinary item...............      $    .34         $   .23        $    .61        $   .43
Extraordinary item.............................            --              --              --           (.05)
                                                     --------         -------        --------        -------
Net income.....................................      $    .34         $   .23        $    .61        $   .38
                                                     ========         =======        ========        =======

Weighted average common shares.................        20,845          12,412          20,633         11,858
                                                     ========         =======        ========        =======

Earnings per common share, assuming dilution:
Income before extraordinary item...............      $    .34         $   .23        $    .60        $   .42
Extraordinary item.............................            --              --              --           (.05)
                                                     --------         -------        --------        -------
Net income.....................................      $    .34         $   .23        $    .60        $   .37
                                                     ========         =======        ========        =======

Weighted average common shares, assuming
 dilution......................................        21,183          12,612          20,877         12,065
                                                     ========         =======        ========        =======


                            See accompanying notes.

                         RENTAL SERVICE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Six Months Ended June 30,
                                                                                ----------------------------------------------
                                                                                          1998                      1997
                                                                                --------------------      --------------------
                                                                                                  (Unaudited)
OPERATING ACTIVITIES
Net income...................................................................           $  12,619                 $   4,504
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................................              44,415                    17,692
  Extraordinary item.........................................................                  --                       534
  Provision for losses on accounts receivable................................               1,291                     1,010
  Amortization of deferred compensation expense for restricted stock
   issuances.................................................................                  44                        --
  Gain on sale of used equipment.............................................              (6,330)                   (2,888)
  Changes in operating assets and liabilities, net of effect of business acquisitions:
     Accounts receivable.....................................................              (8,735)                   (7,882)
     Other receivables and prepaid expense...................................               1,356                       226
     Income tax receivable...................................................                 636                       446
     Other assets............................................................                (115)                     (182)
     Parts and supplies inventories..........................................             (21,210)                     (866)
     Accounts payable........................................................              15,387                    20,247
     Payroll and other accrued expenses......................................             (13,423)                    1,093
     Accrued interest payable................................................               2,036                       910
     Income taxes payable....................................................               5,535                     3,394
     Deferred taxes, net.....................................................                 238                        --
                                                                                        ---------                 ---------
Net cash provided by operating activities....................................              33,744                    38,238

INVESTING ACTIVITIES
Acquisitions of rental operations, net of cash acquired......................            (205,056)                 (119,550)
Cash purchases of rental equipment and operating property and equipment......            (195,883)                 (100,781)
Proceeds from sale of used equipment.........................................              21,909                     8,584
                                                                                        ---------                 ---------
Net cash used in investing activities........................................            (379,030)                 (211,747)

FINANCING ACTIVITIES
Proceeds from bank debt......................................................             544,888                   261,160
Payments on bank debt........................................................            (399,528)                 (138,705)
Payments of debt issuance costs..............................................              (5,675)                   (3,202)
Proceeds from long term obligations..........................................             200,000                        --
Payments on long term obligations............................................                (509)                     (195)
Proceeds from issuance of common stock, net of issuance costs................                  --                    55,643
Proceeds from exercise of stock options......................................                 565                        --
Proceeds from QSP Plan offering..............................................                 172                        --
                                                                                        ---------                 ---------
Net cash provided by financing activities....................................             339,913                   174,701
                                                                                        ---------                 ---------
Net increase (decrease) in cash and cash equivalents.........................              (5,373)                    1,192
Cash and cash equivalents at beginning of period.............................               8,932                     1,452
                                                                                        ---------                 ---------
Cash and cash equivalents at end of period...................................           $   3,559                 $   2,644
                                                                                        =========                 =========
Supplemental disclosure of cash flow information:
 Cash paid for interest......................................................           $  17,972                 $   3,716
 Cash paid for income taxes..................................................           $   3,020                 $      74

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


1.  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of Rental Service Corporation ("RSC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-59519).

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

Impact of Recently Issued Accounting Standards

  In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is required to adopt the provisions of SFAS No. 131 in 1998. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company is evaluating the provisions of SFAS No. 131 and, upon adoption, may report operating segments.

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

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


The following table sets forth, for the periods indicated, the net assets acquired, liabilities assumed, common stock issued or issuable and cash purchase price for these acquisitions (in thousands).

                                                                         Six Months Ended June 30,
                                                               ----------------------------------------
                                                                     1998                     1997
                                                               ---------------            -------------
                                                                              (Unaudited)
Assets acquired......................................            $106,296                  $ 62,633
Goodwill and covenants not to compete................             127,606                    81,826
Less: common stock issued or issuable................             (16,200)                  (12,671)
Less: liabilities assumed............................             (12,646)                  (12,238)
                                                                 --------                  --------
Cash purchase price..................................            $205,056                  $119,550
                                                                 ========                  ========
Number of acquisitions...............................                  13                        14

  The following table sets forth the unaudited pro forma results of operations for each period in which acquisitions occurred and for the immediately preceding period as if those acquisitions were consummated at the beginning of the immediately preceding period (in thousands, except per share amounts):


                                                                         Six Months Ended June 30,
                                                               ----------------------------------------
                                                                     1998                     1997
                                                               ---------------            -------------
                                                                              (Unaudited)
Total revenues.......................................            $265,038                 $219,312
Income before extraordinary item.....................              12,689                    4,775
Net income...........................................              12,689                    4,241

Earnings per common share:
     Income before extraordinary item................                 .61                      .35
     Net income......................................                 .61                      .31

Earnings per common share, assuming dilution:
     Income before extraordinary item................                 .60                      .34
     Net income......................................                 .60                      .30

  On February 3, 1998, the Company acquired substantially all of the assets of JDW Enterprises, Inc. d/b/a Valley Rentals ("Valley") for $93.6 million in cash and 435,602 shares of RSC common stock. Valley was an independent equipment rental company operating in Arizona and New Mexico. This acquisition resulted in approximately $57.0 million in goodwill, which is being amortized over 40 years.

  On April 1, 1998, the Company acquired all of the outstanding stock of James
S. Peterson Enterprises, Inc. d/b/a Metroquip Rental Centers ("Metroquip") for approximately $51.2 million in cash (including the payoff of assumed debt) and 193,090 shares of RSC common stock. Up to an additional 95,727 shares of RSC common stock may be paid to the seller over a three-year period if certain performance objectives are met. Such contingent shares will be valued and recorded at the date such contingencies are resolved. Metroquip rented, sold and supported aerial work platforms and contractors' equipment, and operated in Minnesota and Nebraska. Metroquip's balance sheet was consolidated with the Company's as of April 1, 1998. This acquisition resulted in approximately $33.0 million in goodwill, which will be amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of Metroquip's operations on March 1, 1998 and has included Metroquip's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

  On April 2, 1998, the Company acquired all of the outstanding stock of T&M Rental, Inc. ("T&M") for approximately $21.9 million in cash (including the payoff of assumed debt). Up to 33,132 shares of RSC common stock may be paid to the seller over a three-year period if certain performance objectives are met. Such contingent shares will be valued and recorded at the date such contingencies are resolved. T&M was an independent rental company operating in Indiana. T&M's balance sheet was consolidated with the Company's as of April 2, 1998. This acquisition resulted in approximately $15.7 million in goodwill, which is being amortized over 40 years. Pursuant to the acquisition agreement, the Company assumed effective control of T&M's operations on March 1, 1998 and has included T&M's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

3.  EARNINGS PER SHARE

  The following table sets forth the computation of the denominator for earnings per share and earnings per share, assuming dilution (in thousands):

                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                 ------------------------------------      --------------------------------------
                                                       1998                  1997                  1998                  1997
                                                 --------------      ----------------      ----------------      ----------------
 Weighted average shares outstanding...........          20,695                12,455                20,440                11,919
 Common stock issuable in connection with
  acquisitions.................................             171                    29                   211                    14

 Unvested restricted stock outstanding.........             (21)                  (72)                  (18)                  (75)
                                                        -------                ------                ------                ------
Denominator for earnings per share.............          20,845                12,412                20,633                11,858
Effect of dilutive securities:
 Add-back of unvested restricted stock
  outstanding..................................              21                    72                    18                    75

 Common stock options..........................             304                   128                   220                   132
 Common stock to be issued in connection with
  the QSP Plan.................................              13                    --                     6                    --
                                                        -------                ------                ------                ------
 Dilutive potential common shares..............             338                   200                   244                   207
                                                        -------                ------                ------                ------
Denominator for earnings per share, assuming
 dilution......................................          21,183                12,612                20,877                12,065
                                                        =======                ======                ======                ======

  In accordance with SFAS No. 128, weighted average common shares excludes the effects of the potential issuance of all shares contingent on the achievement of performance objectives, until the related objectives have been achieved.

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

4.   BANK DEBT AND LONG TERM OBLIGATIONS


     Bank debt and long-term obligations consist of the following (in thousands):

                                                                        June 30,               December 31,
                                                                          1998                    1997
                                                                     --------------          --------------
                                                                      (Unaudited)

  $500.0 million Revolving Line of Credit (the "Revolver")
    with banks; interest at the prime rate plus 0.25%, due
    monthly, or the Eurodollar rate plus 1.75%, due on
    demand, at the Company's option; principal due
    December 2, 2002. The interest rate in effect at June 30,
    1998 and December 31, 1997 was 7.1% and 7.8%,
    respectively................................................            $351,834                  $206,475
  $100.0 million Term Loan (the "Term Loan") with banks;
    interest at the prime rate plus 1.0%, due monthly, or the
    Eurodollar rate plus 2.5%, due on demand, at the
    Company's option; principal due in annual installments
    of $1.0 million on each of the first six anniversaries, with the remaining principal balance due on December 2,
    2004. The interest rate in effect at June 30, 1998 and
    December 31, 1997 was 8.1% and 8.5%, respectively...........             100,000                   100,000
   $200.0 million 9% Senior Subordinated Notes due 2008 (the
    "Senior Subordinated Notes"); interest due semi-annually
    each May 15 and November 15 beginning November 15,
    1998........................................................             200,000                       ---
  Other.........................................................               2,824                       500
                                                                            --------                  --------
                                                                            $654,658                  $306,975
                                                                            ========                  ========

  On December 2, 1997, the Company amended and restated the Revolver to increase its total available financing to $600.0 million. This increase consisted of an increase in the availability under the Revolver to $500.0 million and the implementation of the new $100.0 million Term Loan (together with the Revolver, the "Bank Facility"). In addition, this new financing package extended the maturity date of the Revolver to December 2, 2002; changed the methodology for determining the interest rate margins; increased the allowed levels of capital expenditures and investments; and amended several covenants, including the computation methodology of certain financial covenants.

  In connection with the issuance of the Senior Subordinated Notes in May 1998, the Company amended the Revolver to (i) reduce the interest rate margins by
 .25%, (ii) increase the allowed levels of capital expenditures and investments to $220.0 million in 1998, $235.0 million in 1999, $250 million in 2000, $270.0 million in 2001 and $340.0 million in each of 2002, 2003 and 2004 (plus amounts reinvested from asset sales), (iii) change certain financial and other covenants and (iv) permit the issuance of the Senior Subordinated Notes.

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

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


  The Term Loan consists of a $100.0 million seven-year term loan facility, which requires mandatory principal payments of $1.0 million on each of its first six anniversaries, with the remaining principal balance due at maturity. The Term Loan matures on December 2, 2004. Interest on the Term Loan is payable monthly at the prime rate plus 1.0% or the Eurodollar rate plus 2.5% (at the Company's option).

  The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. For the period ended June 30, 1998, the Company is in compliance with all covenants of the Bank Facility.

  Borrowings under the Bank Facility are secured by all of the personal property of the Company's subsidiaries and a pledge of the capital stock and intercompany debt of the Company's subsidiaries. RSC is a guarantor of the obligations of its subsidiaries under the Bank Facility, and has granted liens on substantially all of its assets (including the stock of its subsidiaries) to secure such guaranty. The Bank Facility also restricts the Company from declaring or paying dividends on its Common Stock. In addition, the Company's subsidiaries are guarantors of the obligations of the other subsidiaries under the Bank Facility. The Bank Facility includes a $2.0 million letter of credit facility. A commitment fee equal to 0.25% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears. The obligation of the lenders to make loans or issue letters of credit under the Bank Facility is subject to certain customary conditions.

  The amount outstanding under the Revolver at June 30, 1998 was approximately $351.8 million, with approximately $148.2 million available based on the borrowing base.

  On May 13, 1998, the Company issued the Senior Subordinated Notes in a private placement pursuant to Rule 144A. The Senior Subordinated Notes call for semi-annual interest payments on May 15 and November 15 of each year (beginning November 15, 1998) and mature on May 15, 2008. The Senior Subordinated Notes are guaranteed by substantially all of the Company's current and future domestic subsidiaries, and contain covenants restricting additional indebtedness, certain payments by the Company and its subsidiaries, asset sales, liens, mergers and consolidations and transactions with affiliates.

  In connection with an amendment to the Revolver in January 1997, the Company wrote-off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, net of income taxes of $386,000, which has been classified as an extraordinary item in the accompanying consolidated statements of operations for the six months ended June 30, 1997.

5.  STOCKHOLDERS' EQUITY

    Stock Option Plans

  On January 14, 1998, the Company granted its current chairman, 190,000 stock options and 10,000 shares of restricted stock under the 1996 Equity Participation Plan of Rental Service Corporation (the "1996 Plan"). The options and restricted stock are subject to vesting in equal installments over four years, however, the options may vest earlier if certain performance criteria are met. The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense is being amortized over the vesting period. On February 25, 1998, the chairman surrendered to the Company options to purchase 57,000 shares of common stock in order to ensure the number of shares of common stock available for issuance pursuant to the 1996 Plan was sufficient to allow certain grants of stock options to other officers.

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

  On April 29, 1998, the Company's stockholders approved a proposal to increase the number of shares of the Company's common stock authorized for issuance under the 1996 Plan to 2,000,000. At June 30, 1998, 916,440 shares of common stock were available for future awards under the 1996 Plan.

  On April 29, 1998, the Company granted the chairman 40,411 stock options and 16,589 shares of restricted stock under the 1996 Plan. The options and restricted stock are subject to vesting in equal installments over four years, however, the options may vest earlier if certain performance criteria are met. The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense is being amortized over the vesting period.

6.  SUBSEQUENT EVENTS

    On July 29, 1998, the Company acquired all of the outstanding stock of M.J. Struckel & Company, Inc. ("Struckel") for approximately $21.2 million in cash (including the payoff of assumed debt). Struckel rented and sold a variety of aerial equipment to customers in the construction industry, and operated in Illinois and Missouri. Struckel's balance sheet was consolidated with the Company's as of July 29, 1998. Pursuant to the acquisition agreement, the Company assumed effective control of Struckel's operations on July 1, 1998 and has included Struckel's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

    Subsequent to June 30, 1998, the Company has completed two additional acquisitions for a total combined purchase price of approximately $10.6 million in cash. The two acquired equipment rental companies operated in Canada and Illinois.

    As of July 31, 1998, the Company was party to non-binding letters of intent to acquire six equipment rental businesses for a total combined purchase price of approximately $36.7 million in cash (including the assumption of approximately $1.3 million of debt). These acquisitions are subject to a number of closing conditions, including the execution of definitive purchase agreements, RSC board of directors approval and, in some cases, expiration or early termination of the waiting period under the Hart-Scott-Rodino Act.

    On July 20, 1998, the Company amended the Bank Facility to allow for a separate credit facility in Canada of up to Cdn. $45.0 million and to make certain other changes.

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

  Revenues. Total revenues for the three months ended June 30, 1998 increased 140.9% to $141.0 million from $58.6 million for the three months ended June 30, 1997. This increase was primarily due to the inclusion of revenues from acquisitions of 21 businesses (consisting of 72 locations) and the opening of 16 start-up locations since June 30, 1997. Also contributing to the increased revenues was the larger rental fleet resulting from the Company's significant investment in capital expenditures. Equipment rental revenues increased 162.4% to $96.6 million from $36.8 million due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 90.2% to $33.8 million from $17.8 million due primarily to the acquisition of IAT (effective in the Company's results of operations from March 1, 1997), the increased number of rental locations selling these items and the acquisitions of businesses that were dealers for certain new equipment. Sales of used equipment increased 168.5% to $10.7 million from $4.0 million due to the larger rental fleet and the Company's continuing strategy of selling the older items in its fleet.

  Total revenues for the six months ended June 30, 1998 increased 150.1% to $249.7 million from $99.9 million for the six months ended June 30, 1997. This increase was primarily attributable to the inclusion of revenues from acquisitions and start-up locations since June 30, 1997. Equipment rental revenues increased 159.2% to $166.8 million from $64.3 million due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 126.5% to $61.1 million from $27.0 million, while sales of used equipment increased 155.2% to $21.9 million from $8.6 million.

  Gross Profit. Gross profit for the three months ended June 30, 1998 increased to $38.4 million, or 27.3% of total revenues, from $14.9 million, or 25.4% of total revenues, for the three months ended June 30, 1997. This increase was primarily attributable to the Company's increased number of locations due to acquisitions and start-up locations and the increased rental fleet resulting from capital expenditures. Gross margin on equipment rentals increased to 28.6% of equipment rental revenues from 26.4% for the three months ended June 30, 1997, primarily due to the improved gross profit resulting from the Company's cost controlling methods and the greater flow-through achieved from the larger rental fleet. Gross margin on sales of parts, supplies and new equipment increased to 23.2% of sales from 22.0%, due primarily to a change in the product mix of parts, supplies and new equipment sales. Gross margin on sales of used equipment decreased to 28.3% of sales from 31.3%, due primarily to increasing sales of relatively younger equipment to meet customer demand. Generally, newer equipment is sold at lower margins than more fully depreciated, older items.

  Gross profit for the six months ended June 30, 1998 increased to $65.4 million, or 26.2% of total revenues, from $25.8 million, or 25.9% of total revenues, for the six months ended June 30, 1997. This increase was primarily attributable to the Company's increased number of locations and larger rental fleet. Gross margin on equipment rentals increased to 27.1% of equipment rental revenues from 25.8% for the six months ended June 30, 1997, primarily due to the Company's cost controlling methods and the greater flow-through achieved from the larger rental fleet. Gross margin on sales of parts, supplies and new equipment decreased to 22.6% of sales from 23.5%, due to the acquisition of IAT, which generally had lower gross margins than the Company on the sale of parts, supplies and new equipment, and a change in the product mix of parts, supplies and new equipment sales. Gross margin on sales of used equipment decreased to 28.9% of sales from 33.6%, due primarily to increasing sales of relatively younger equipment.

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998


  Selling, General and Administrative Expense. Selling, general and administrative expense for the three and six months ended June 30, 1998 was $8.7 million, or 6.2% of total revenues, and $14.4 million, or 5.8% of total revenues, respectively, compared to $4.7 million, or 8.0% of total revenues, and $8.5 million, or 8.5% of total revenues, respectively, in the same periods in 1997. These increases were the result of the greater number of locations and employees resulting from the Company's acquisitions and start-ups since June 30, 1997, with the decreasing percentage of total revenues resulting from economies of scale and the Company's focus on cost control.

  Depreciation and Amortization, excluding equipment rental depreciation. Depreciation and amortization, excluding equipment rental depreciation, for the three and six months ended June 30, 1998 was $2.3 million, or 1.6% of total revenues, and $4.3 million, or 1.7% of total revenues, respectively, compared to $1.2 million, or 2.1% of total revenues, and $2.3 million, or 2.3% of total revenues, respectively, in the same periods in 1997. These increases were primarily attributable to the larger fleet of service and delivery vehicles in 1998 versus 1997, which has grown as a result of the Company's increased number of locations and larger rental fleet.

  Amortization of Intangibles. Amortization of intangibles for the three and six months ended June 30, 1998 was $2.5 million, or 1.8% of total revenues, and $4.6 million, or 1.9% of total revenues, respectively, compared to $745,000, or 1.3% of total revenues, and $1.4 million, or 1.4% of total revenues, respectively, in the same periods in 1997. These increases were due to the additional goodwill and covenants not-to-compete associated with acquisitions completed since June 30, 1997.

  Interest Expense, net. Interest expense, net, for the three and six months ended June 30, 1998 was $12.4 million and $20.0 million, respectively, compared to $3.0 million and $4.6 million, respectively, for the same periods in 1997. These increases were the result of the Company's increased average debt outstanding for the three and six month periods ended June 30, 1998 versus the same periods in 1997. The increased debt has resulted from acquisitions, capital expenditures and start-up locations financed under the Bank Facility and the Senior Subordinated Notes. Interest expense will continue to increase in subsequent periods to the extent the Company borrows under the Bank Facility, or otherwise, to fund acquisitions, capital expenditures and start-up locations.

  Provision for Income Taxes. Provision for income taxes was $5.3 million and $9.4 million, respectively, for the three and six months ended June 30, 1998, compared to $2.3 million and $4.1 million, respectively, in the same periods in 1997. The Company's effective tax rate was 42.8% for the three and six months ending June 30, 1998, compared to 45.0% and 44.6%, respectively, for the same periods in 1997. The decrease in the Company's effective tax rate was a result of increased profitability, which has lessened the impact of the higher levels of non-deductible items (primarily goodwill).

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. The Company has historically financed its capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings and net cash provided by operating activities. The Company had cash and cash equivalents of $3.6 million at June 30, 1998 and $8.9 million at December 31, 1997.

  Operating activities. During the six months ended June 30, 1998 and 1997, the Company's operating activities provided net cash flow of $33.7 million and $38.2 million, respectively. The principal causes for the variation in cash flow between periods were higher net income, increased depreciation and amortization, higher inventory levels and lower levels of accrued expenses.

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998


  Investing activities. Net cash used in investing activities was $379.0 million and $211.7 million for the six months ended June 30, 1998 and 1997, respectively. The increase between periods was attributable to a higher combined level of capital expenditures and acquisitions. Acquisition spending totaled $205.1 million and $119.6 million for the six months ended June 30, 1998 and 1997, respectively. In addition, the Company had capital expenditures of $195.9 million and $100.8 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures were primarily for purchases of rental equipment. Included in investing activities were proceeds from the sale of used equipment, which were $21.9 million and $8.6 million for the six months ended June 30, 1998 and 1997, respectively.

  Financing activities. Net cash provided by financing activities was $339.9 million and $174.7 million for the six months ended June 30, 1998 and 1997, respectively. The net cash provided by financing activities during these periods was primarily from borrowings under the Revolver, from the issuance of common stock in a public offering completed in June 1997 and from the issuance of the Senior Subordinated Notes in May 1998.

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

  On December 2, 1997, the Company amended and restated the Revolver to increase its total available financing to $600.0 million. This increase consisted of an increase in the availability under the Revolver to $500.0 million and the implementation of the new $100.0 million Term Loan (together with the Revolver, the "Bank Facility"). In addition, this new financing package extended the maturity date of the Revolver to December 2, 2002; changed the methodology for determining the interest rate margins; increased the allowed levels of capital expenditures and investments; and amended several covenants, including the computation methodology of certain financial covenants.

  In connection with the issuance of the Senior Subordinated Notes in May 1998, the Company amended the Revolver to (i) reduce the interest rate margins by 0.25%, (ii) increase the allowed levels of capital expenditures and investments to $220.0 million in 1998, $235.0 million in 1999, $250 million in 2000, $270.0 million in 2001 and $340.0 million in each of 2002, 2003 and 2004 (plus amounts reinvested from asset sales), (iii) change certain financial and other covenants and (iv) permit the issuance of the Senior Subordinated Notes.

  In connection with the formation of Rental Service Corporation of Canada Ltd. ("RSC Canada"), a wholly owned subsidiary of RSC, and the negotiations for the Canadian credit facility described below, the Company has executed an amendment and consent to the Bank Facility to permit the Canadian credit facility, and to make certain other changes.

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

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998

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

  The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. For the period ended June 30, 1998, the Company is in compliance with all covenants of the Bank Facility.

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

  At July 31, 1998, the principal amount outstanding under the Revolver was approximately $423.5 million, the average interest rate on such borrowings was approximately 7.2%, and approximately $76.5 million was available to the Company under the Revolver.

  RSC Canada is negotiating a secured revolving credit facility with lenders (or affiliates) who are parties to the Bank Facility. The new Canadian facility is anticipated to be in an amount of up to Cdn. $30.0 million, subject to certain borrowing base limitations. The Canadian credit facility will be secured by substantially all of the assets of RSC Canada and any subsidiary of RSC Canada and guaranteed by RSC, with the guarantee being secured by the stock of RSC Canada. The Canadian credit facility will expire on December 2, 2002, and will contain other terms substantially similar to those contained in the Bank Facility.

  On May 13, 1998 the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2008 in a private placement pursuant to Rule 144A. The net proceeds of the offering were used to repay indebtedness under the Revolver in order to provide borrowing availability for general corporate purposes, including acquisitions. The Senior Subordinated Notes call for semi-annual interest payments on May 15 and November 15 of each year (beginning November 15, 1998) and mature on May 15, 2008. The Senior Subordinated Notes are guaranteed by substantially all of the Company's current and future domestic subsidiaries, and contain covenants restricting additional indebtedness, certain payments by the Company and its subsidiaries, asset sales, liens, mergers and consolidations and transactions with affiliates.

  Acquisitions and Start-ups. As part of its growth strategy, the Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. The Company is currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more non-binding letters of intent or acquisition agreements. At December 31, 1997, the Company operated 165 locations throughout the United States. Since December 31, 1997, the Company has completed 16 acquisitions of rental equipment businesses (including Valley, Metroquip, T&M and Struckel) with an aggregate of 50 locations, has opened 13 new start-up locations and has consolidated four acquired locations with existing locations serving the same markets, bringing the Company's total number of locations to 224 in the United States and Canada as of July 31, 1998.

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998


  During the six months ended June 30, 1998, the Company completed 13 acquisitions of equipment rental businesses with a combined total of 41 locations for an aggregate purchase price of approximately $205.1 million in cash (including the payoff of assumed debt), 696,892 shares of RSC common stock and the assumption of approximately $12.6 million in liabilities. Additionally, 128,589 shares of RSC common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies. During the six months ended June 30, 1997, the Company completed 14 acquisitions of rental equipment businesses with a combined total of 33 locations for an aggregate purchase price of approximately $119.6 million in cash, 678,306 shares of RSC common stock (of which 68,290 shares will be issued in future years) and the assumption of approximately $12.2 million in liabilities. Additionally, 197,738 shares of RSC common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies, of which 65,913 shares were issued during the first six months of 1998.

  During the six months ended June 30, 1998, the Company opened six new start-up locations and consolidated four acquired locations with existing locations serving the same markets. During the six months ended June 30, 1997, the Company opened six new start-up locations, consolidated one acquired location with an existing location servicing the same market and closed one under-performing location.

  On July 29, 1998, the Company acquired all of the outstanding stock of M.J. Struckel & Company, Inc. ("Struckel") for approximately $21.2 million in cash (including the payoff of assumed debt). Struckel rented and sold a variety of aerial equipment to customers in the construction industry, operated a total of three locations in Illinois and Missouri, and had total revenues of approximately $9.2 million for its fiscal year ended December 31, 1997. Struckel's balance sheet was consolidated with the Company's as of July 29, 1998. Pursuant to the acquisition agreement, the Company assumed effective control of Struckel's operations on July 1, 1998 and has included Struckel's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

  Subsequent to June 30, 1998, the Company completed two additional acquisitions for a total combined purchase price of approximately $10.6 million in cash. These acquisitions had a combined six locations in Canada and Illinois.

  As of July 31, 1998, the Company was party to non-binding letters of intent to acquire six equipment rental businesses with a combined ten locations in Arizona, Illinois, Maryland, New Mexico, Oklahoma and Wisconsin for a total combined purchase price of approximately $36.7 million in cash (including the assumption of approximately $1.3 million in debt). These acquisitions are subject to a number of closing conditions, including the execution of definitive purchase agreements, RSC board of directors approval and, in some cases, expiration or early termination of the waiting period under the Hart-Scott-Rodino Act. Furthermore, in view of the fact that these letters of intent are non-binding and that the Company has not completed its due diligence investigations with respect thereto, the Company cannot predict whether these letters of intent will lead to definitive agreements, whether the terms of any such definitive agreements will be the same as the terms contemplated by the letters of intent, or whether any transaction contemplated by such letters of intent will be consummated.

  General. The Company's liquidity and capital resources have been and will continue to be significantly impacted by the Company's growth strategy and by the need to offer customers a modern and well-maintained rental equipment fleet. To pursue its growth strategy, the Company must be able to complete acquisitions, open start-up locations and make the capital expenditures necessary to acquire and maintain its rental fleet. At July 31, 1998, the Company was obligated, under noncancellable purchase commitments, to purchase approximately $96.5 million of equipment. Such purchases are expected to be financed with cash flow from operations and through borrowings under the Revolver.

  The Company believes cash flow from operations, together with availability under the Revolver, and vendor financing in appropriate cases, will be sufficient to support its operations and capital liquidity requirements for at least the next 12 months. However, if significant additional acquisition opportunities arise, the Company may need to seek additional capital. Such acquisitions and discretionary capital expenditures could be financed through the incurrence of additional indebtedness, including convertible debt, or the issuance of common or preferred stock (which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If such

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998


financing were not available, the Company's growth strategy could be hampered and its cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. Further, additional indebtedness generally would increase RSC's leverage and may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

ENVIRONMENTAL

  The Company and its operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and other activities to come into compliance with environmental laws, and the performance of appropriate remediation at certain locations. The Company has accrued $456,000 at June 30, 1998 related to the removal of underground tanks and remediation expenses. The Company believes the impact of the cost of such remediation on its financial position, results of operations and cash flows will not be material.

FORWARD-LOOKING STATEMENTS

  Forward-looking statements contained in this report, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, the integration of acquisitions and start-up locations into the Company's existing operations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described in the Company's Registration Statement on Form S-1 (Registration No. 333-59519) and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this report will in fact occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 29, 1998 at the Company's Annual Meeting of Stockholders (the "Annual Meeting"), eight individuals were elected to the Company's Board of Directors for the ensuing year to serve until their successors are elected and have been qualified. The eight directors elected were:
         Martin R. Reid, Chairman; William M. Barnum, Jr.; James R. Buch; David
         P. Lanoha; Christopher A. Laurence; Eric L. Mattson; Britton H. Murdoch and John M. Sullivan. Each director was elected based on the stockholder votes set forth below:

DIRECTOR NAME                         NUMBER OF VOTES FOR                 NUMBER OF VOTES ABSTAINING
-------------                         -------------------                 --------------------------
Martin R. Reid                             16,793,517                               717,156
William M. Barnum, Jr.                     16,793,517                               717,156
James R. Buch                              16,848,121                               662,552
David P. Lanoha                            16,793,517                               717,156
Christopher A. Laurence                    16,793,307                               717,366
Eric L. Mattson                            16,848,123                               662,550
Britton H. Murdoch                         16,847,913                               662,760
John M. Sullivan                           16,736,323                               774,350

The second item of business conducted at the Annual Meeting was, as described in the Proxy Statement dated March 30, 1998 (the "Proxy Statement"), a proposed amendment to the Company's certificate of incorporation to provide for a classified Board of Directors. The proposed amendment was defeated based on the stockholder votes set forth below:



        Number of votes for:              5,613,061
        Number of votes against:         10,031,728
        Number of votes abstaining:          31,233

The third item of business conducted at the Annual Meeting was, as described in the Proxy Statement, a proposed amendment to the Company's certificate of incorporation to require the affirmative vote of two-thirds of the Company's common stock for amendments to the classified Board provision. The proposed amendment was defeated based on the stockholder votes set forth below:


        Number of votes for:              4,948,057
        Number of votes against:         10,710,538
        Number of votes abstaining:          17,429

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

        The fourth item of business conducted at the Annual Meeting was, as described in the Proxy Statement, the approval of the Company's Management Incentive Compensation Plan. The Management Incentive Compensation Plan was approved based on the stockholder votes set forth below:

        Number of votes for:             16,959,264
        Number of votes against:            527,891
        Number of votes abstaining:          23,518

        The fifth item of business conducted at the Annual Meeting was, as described in the Proxy Statement, a proposed amendment to the Employee Qualified Stock Purchase Plan of Rental Service Corporation (the "QSP Plan") to shorten to six months the minimum period during which employees must be employed by the Company before they are eligible to participate in the QSP Plan. The proposed amendment was approved based on the stockholder votes set forth below:

        Number of votes for:             16,851,106
        Number of votes against:            514,015
        Number of votes abstaining:         145,552

        The sixth item of business conducted at the Annual Meeting was, as described in the Proxy Statement, the approval of an increase in the number of shares available for awards under the 1996 Equity Participation Plan of Rental Service Corporation (the "1996 Plan") to 2,000,000. The increase in shares for the 1996 Plan was approved based on the stockholder votes set forth below:

        Number of votes for:             8,053,893
        Number of votes against:         8,036,876
        Number of votes abstaining:         15,937

        The final item of business conducted at the Annual Meeting was, as described in the Proxy Statement, the ratification of the Board's selection of Ernst & Young LLP as independent auditors for the Company for 1998. The ratification of Ernst & Young LLP was approved based on the stockholder votes set forth below:

        Number of votes for:             17,497,017
        Number of votes against:              7,010
        Number of votes abstaining:           6,646

ITEM 5. OTHER INFORMATION


        As noted in a Company press release dated July 28, 1998, Milfred E. "Bud" Howard was appointed to the position of Senior Vice President of Sales and Marketing (effective August 1, 1998). Associated with this appointment, Mr. Howard has been elected a corporate officer of the Company and will report to the Chairman and Chief Executive Officer. In this capacity, Mr. Howard will be responsible for defining the Company's sales and marketing strategies in the general rental and industrial markets, along with providing overall leadership to the Company's sales and marketing efforts. Mr. Howard has been employed by the Company since June 1997 as its Vice President of Sales for the Industrial Division. Mr. Howard was previously Vice President of Sales for Hertz Equipment Rental Corporation, and graduated from the University of Southern Alabama with a B.S. Degree in Marketing Management.

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             EXHIBIT NUMBER                                              DESCRIPTION
             --------------         -----------------------------------------------------------------------------
                  3.1                Amended and Restated Certificate of Incorporation of the Company. (1)
                  3.2                Certificate of Amendment of Certificate of Incorporation. (2)
                  3.3                Form of Amended and Restated Bylaws of the Company. (3)
                  4.1                Indenture dated as of May 13, 1998 by and between Rental Service
                                     Corporation, the Subsidiary Guarantors and Norwest Bank Minnesota, National
                                     Association, as trustee for the 9% Senior Subordinated Notes. (4)
                 10.1                Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 20, 1998. (5)
                 10.2                Management Incentive Compensation Plan. (6)
                 10.3                Employment Agreement dated January 14, 1998 between Rental Service
                                     Corporation and Martin R. Reid. (7)
                 10.4                Restricted Stock Agreement dated January 14, 1998 between Rental Service
                                     Corporation and Martin R. Reid. (4)
                 10.5                Restricted Stock Agreement dated April 29, 1998 between Rental Service
                                     Corporation and Martin R. Reid. (5)
                 10.6                Asset Purchase Agreement by and among JDW Enterprises, Inc. d/b/a "Valley
                                     Rentals" as "Seller," Rental Service Corporation, RSC Center, Inc. as
                                     "Buyer" and the stockholders of Seller, dated December 30, 1997. (8)
                 10.7                Stock Purchase Agreement by and among James S. Peterson as "Seller," Walker
                                     Jones Equipment, Inc. as "Buyer," Rental Service Corporation as "Parent" and
                                     James S. Peterson Enterprises, Inc. as the "Company," dated April 1, 1998.
                                     (7)
                 10.8                Stock Purchase Agreement by and among Mark S. Mosak and Thomas A. Mosak as
                                     "Sellers," Walker Jones Equipment, Inc. as "Buyer," Rental Service
                                     Corporation as "Parent" and T&M Rental, Inc. as the "Company," dated April
                                     2, 1998. (7)
                 10.9                Registration Rights Agreement dated as of May 13, 1998 by and among Rental
                                     Service Corporation and the persons named therein relating to the 9% Senior
                                     Subordinated Notes. (4)
                10.10                Form of Executive Severance agreement between Rental Service Corporation and certain executive officers. (5)
               *10.11                Stock Purchase Agreement by and among Jerry O. Grayson, Michael A. Mathon and Becker Partners as "Sellers," Becker St. Paul Corporation and Kathleen
                                     Becker as "Partners," Walker Jones Equipment, Inc. as "Buyer," and M. J.
                                     Struckel & Company, Inc. as the "Company," dated July 29, 1998.
                 21.1                Subsidiaries of Rental Service Corporation. (4)
                 27.1                Financial Data Schedule. (5)

          __________
          * Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-05949, effective September 18, 1996), and incorporated here in by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-40707, effective December 16, 1997), and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

         (4) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-56653) dated June 12, 1998, and incorporated herein by reference.

         (5) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-59519) dated July 24, 1998, and incorporated herein by reference.

         (6) Filed with the Company's Proxy Statement on Schedule 14A filed March 30, 1998, and incorporated herein by reference.

         (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998, and incorporated herein by reference.

         (8) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1998, and incorporated herein by reference.

      (b)  Reports on Form 8-K

           1) The Company filed a Current Report on Form 8-K/A dated April 17, 1998, which included the audited financial statements of JDW Enterprises, Inc. d/b/a Valley Rentals ("Valley") and the unaudited pro forma consolidated financial data of the Company, including the acquisition of Valley.

           2) The Company filed a Current Report Form 8-K dated May 14, 1998, announcing the completion of the private offering of its 9% Senior Subordinated Notes due 2008.

                          RENTAL SERVICE CORPORATION
                                 JUNE 30, 1998


                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           RENTAL SERVICE CORPORATION
                                                           ----------------------------
                                                                    (Registrant)


Date:                August 3, 1998                By:    /s/ Martin R. Reid
         -----------------------------------              -------------------------------------------------
                                                              Martin R. Reid
                                                              Chairman and Chief Executive Officer

Date:                August 3, 1998                By:      /s/ Robert M. Wilson
         -----------------------------------               -------------------------------------------------
                                                                Robert M. Wilson
                                                                Senior V.P. and Chief Financial Officer
