Form 10-Q
period 1998-09-30
RENTAL SERVICE CORP
filed 1998-11-16
CIK 1016572

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          SEPTEMBER 30, 1998
                                       --------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

Commission file number                     000-21237
                        -----------------------------------------------------

                         RENTAL SERVICE CORPORATION
-----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                     33-0569350
---------------------------------------      ----------------------------
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

6929 E. GREENWAY PARKWAY, SUITE 200, SCOTTSDALE, ARIZONA        85254
--------------------------------------------------------        -----
     (Address of Principal Executive Offices)                (Zip Code)

                                (602) 905-3300
------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                Not Applicable
-----------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report.)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X    No
         ------     ------

     There were 24,052,393 shares of Rental Service Corporation Common Stock, $.01 par value, outstanding at November 9, 1998.

--------------------------------------------------------------------------------

                          RENTAL SERVICE CORPORATION

                               TABLE OF CONTENTS
                               -----------------


PART I      FINANCIAL INFORMATION
---------------------------------
   ITEM 1.  Consolidated Financial Statements

            Consolidated Balance Sheets
                September 30, 1998 (Unaudited) and December 31, 1997.......................    1

            Consolidated Statements of Operations
                Three and nine months ended September 30, 1998 and 1997 (Unaudited)........    2

            Consolidated Statements of Cash Flows
                Nine months ended September 30, 1998 and 1997 (Unaudited)..................    3

            Notes to Consolidated Financial Statements - September 30, 1998 (Unaudited)        4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................   11


PART II     OTHER INFORMATION
---------------------------------

   ITEM 1.      Legal Proceedings..........................................................   18

   ITEM 2.      Changes in Securities and Use of Proceeds..................................   18

   ITEM 5.      Other Information..........................................................   18

   ITEM 6.      Exhibits and Reports on Form 8-K...........................................   19

SIGNATURES      ...........................................................................   21

                                      (i)

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           RENTAL SERVICE CORPORATION
                          Consolidated Balance Sheets
                       (In thousands, except share data)



                                                                                  SEPTEMBER 30,             DECEMBER 31,
                                                                                      1998                     1997
                                                                                  -------------             ------------
                                                                                   (UNAUDITED)
                                   Assets
                                   ------
Cash and cash equivalents....................................................          $    7,702                  $  8,932
Accounts receivable, net.....................................................             116,475                    62,028
Other receivables and prepaid expense........................................               3,900                     3,217
Income tax receivable........................................................                   2                       638
Parts and supplies inventories, net..........................................              46,780                    31,714
Deferred taxes...............................................................              16,049                    15,241
Rental equipment, principally machinery, at cost, net........................             647,357                   314,696
Operating property and equipment, at cost, net...............................              53,709                    35,799
Intangible assets, net.......................................................             381,400                   220,166
Other assets, primarily deferred financing costs, net........................              12,445                     6,895
                                                                                -----------------         -----------------
                                                                                       $1,285,819                  $699,326
                                                                                =================         =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Accounts payable.............................................................          $   63,476                  $ 34,911
Payroll and other accrued expenses...........................................              35,570                    31,937
Accrued interest payable.....................................................               9,134                     2,179
Income taxes payable.........................................................              12,027                     1,686
Deferred taxes...............................................................              34,383                    30,857
Bank debt and long term obligations..........................................             724,692                   306,975
                                                                                -----------------         -----------------
Total liabilities............................................................             879,282                   408,545

Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares  500,000
  Issued and outstanding shares - none.......................................                   -                         -
 Common stock, $.01 par value:
  Authorized shares - 40,000,000
  Issued and outstanding shares  23,817,393 at September 30, 1998 and
   19,833,437 at December 31, 1997...........................................                 238                       198
 Additional paid-in capital..................................................             369,793                   270,927
 Common stock issuable  132,834 shares at September 30, 1998 and 284,108
  shares at December 31, 1997................................................               2,780                     6,000
 Deferred compensation expense...............................................                (588)                        -
 Currency translation loss...................................................                (244)                        -
 Retained earnings...........................................................              34,558                    13,656
                                                                                -----------------         -----------------
Total stockholders' equity...................................................             406,537                   290,781
                                                                                -----------------         -----------------
                                                                                       $1,285,819                  $699,326
                                                                                =================         =================

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       September 30,                 September 30,
                                               --------------------------------------------------------
                                                    1998           1997          1998            1997
                                               --------------------------------------------------------
Revenues:                                               (UNAUDITED)                   (UNAUDITED)
 Equipment rentals.............................    $116,326       $47,222       $283,077       $111,549
 Sales of parts, supplies and new equipment....      33,686        20,167         94,739         47,119
 Sales of used equipment.......................      10,675         5,080         32,584         13,664
                                               ------------  ------------    ------------  ------------
Total revenues.................................     160,687        72,469        410,400        172,332
Cost of revenues:
 Cost of equipment rentals, excluding
  equipment rental depreciation................      57,020        23,829        143,044         57,506

 Depreciation, equipment rentals...............      24,382        10,457         59,881         24,493
 Cost of sales of parts, supplies and new
  equipment....................................      26,309        15,777         73,536         36,383

 Cost of sales of used equipment...............       8,129         3,565         23,708          9,261
                                               ------------  ------------    ------------  ------------
Total cost of revenues.........................     115,840        53,628        300,169        127,643
                                               ------------  ------------    ------------  ------------
Gross profit...................................      44,847        18,841        110,231         44,689
Selling, general and administrative expense....      10,780         4,975         25,184         13,444
Depreciation and amortization, excluding
 equipment rental depreciation.................       2,619         1,502          6,945          3,789
Amortization of intangibles....................       2,676         1,094          7,266          2,463
                                               ------------  ------------    ------------  ------------
Operating income...............................      28,772        11,270         70,836        24,993
Interest expense, net..........................      14,320         4,236         34,328         8,863
                                               ------------  ------------    ------------  ------------
Income before income taxes and extraordinary
 item..........................................      14,452         7,034         36,508         16,130

Provision for income taxes.....................       6,169         3,114         15,606          7,172
                                               ------------  ------------    ------------  ------------
Income before extraordinary item...............       8,283         3,920         20,902          8,958
Extraordinary item, loss on extinguishment of
 debt less applicable income tax benefit of
 $386 in 1997..................................           -             -              -           (534)
                                               ------------  ------------    ------------  ------------
Net income.....................................    $  8,283       $ 3,920       $ 20,902       $  8,424
                                               ============  ============   ============  =============

Earnings per common share:
Income before extraordinary item...............    $    .37       $   .26       $    .99       $    .69
Extraordinary item.............................           -             -              -           (.04)
                                               ------------  ------------    ------------  ------------
Net income.....................................    $    .37       $   .26       $    .99       $    .65
                                               ============  ============   ============  =============

Weighted average common shares.................      22,282        15,002         21,189         12,917
                                               ============  ============   ============  =============

Earnings per common share, assuming dilution:
Income before extraordinary item...............    $    .37       $   .26       $    .97       $    .68
Extraordinary item.............................           -             -              -           (.04)
                                               ------------  ------------    ------------  ------------
Net income.....................................    $    .37       $   .26       $    .97       $    .64
                                               ============  ============   ============  =============

Weighted average common shares, assuming
 dilution......................................      22,629        15,317         21,467         13,160
                                               ============  ============   ============  =============

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                          ------------------------------------------
                                                                                 1998                    1997
                                                                          ------------------      ------------------
Operating activities                                                                       (UNAUDITED)
Net income.............................................................      $  20,902                  $   8,424
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................         74,092                     30,745
  Extraordinary item...................................................              -                        534
  Provision for losses on accounts receivable..........................          2,934                      1,789
  Deferred taxes.......................................................            328                          -
  Amortization of deferred compensation expense........................             87                          -
  Currency translation loss............................................           (244)                         -
  Gain on sale of used equipment.......................................         (8,876)                    (4,403)
  Changes in operating assets and liabilities, net of effect of business acquisitions:
     Accounts receivable...............................................        (41,277)                   (12,186)
     Other receivables and prepaid expense.............................          7,287                       (179)
     Income tax receivable.............................................            636                        446
     Other assets......................................................            154                       (105)
     Parts and supplies inventories....................................        (11,763)                    (1,917)
     Accounts payable..................................................         27,657                     (6,959)
     Payroll and other accrued expenses................................         (8,675)                    (1,738)
     Accrued interest payable..........................................          6,955                        959
     Income taxes payable..............................................         10,343                      6,383
                                                                          ------------                -----------
Net cash provided by operating activities..............................         80,540                     21,793

Investing Activities
Acquisitions of rental operations, net of cash acquired................       (260,449)                  (122,723)
Cash purchases of rental equipment and operating property and
 equipment.............................................................       (341,927)                  (117,759)
Proceeds from sale of used equipment...................................         32,584                     13,664
                                                                          ------------                -----------
Net cash used in investing activities..................................       (569,792)                  (226,818)

Financing Activities
Proceeds from bank debt................................................        824,924                    366,811
Payments on bank debt..................................................       (609,338)                  (210,559)
Payments of debt issuance costs........................................         (5,675)                    (3,202)
Proceeds from long term obligations....................................        200,000                          -
Payments on other obligations..........................................           (701)                      (312)
Proceeds from issuance of common stock, net of issuance costs..........         77,809                     55,643
Proceeds from exercise of stock options................................            569                         79
Proceeds from QSP Plan offerings.......................................            434                          -
                                                                          ------------                -----------
Net cash provided by financing activities..............................        488,022                    208,460
                                                                          ------------                -----------
Net increase (decrease) in cash and cash equivalents...................         (1,230)                     3,435
Cash and cash equivalents at beginning of period.......................          8,932                      1,452
                                                                          ------------                -----------
Cash and cash equivalents at end of period.............................      $   7,702                  $   4,887
                                                                          ============                ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest................................................      $  27,373                  $   7,904
 Cash paid for income taxes............................................      $   4,520                  $     200

                            See accompanying notes.

                          RENTAL SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Rental Service Corporation ("RSC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

2.  BUSINESS ACQUISITIONS

    A principal component of the Company's business strategy is to continue to grow through acquisitions that augment its present operations as well as provide entry into new geographic markets. In keeping with this strategy, the Company has made numerous acquisitions of rental operations. These acquisitions have been accounted for as purchases and, accordingly, the acquired tangible and identifiable intangible assets and liabilities have been recorded at their estimated fair values at the dates of acquisition with any excess purchase price reflected as goodwill in the accompanying consolidated financial statements. Purchase accounting values for all acquisitions are assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses are included in the consolidated statements of operations from the date of effective control of each such acquisition.

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


  The following table sets forth, for the periods indicated, the net assets acquired, liabilities assumed, common stock issued or issuable and cash purchase price for these acquisitions (in thousands).

                                                                Nine Months Ended September 30,
                                                           --------------------------------------------
                                                                  1998                       1997
                                                           ------------------        ------------------
                                                                          (UNAUDITED)
Assets acquired......................................           $128,705                    $ 64,706
Goodwill and covenants not to compete................            164,926                      82,926
Less: common stock issued or issuable................            (16,200)                    (12,238)
Less: liabilities assumed............................            (16,982)                    (12,671)
                                                                --------                    --------
Cash purchase price..................................           $260,449                    $122,723
                                                                ========                    ========
Number of acquisitions...............................                 19                          15

  The following table sets forth the unaudited pro forma results of operations for each period in which acquisitions occurred and for the immediately preceding period as if the above acquisitions were consummated at the beginning of the immediately preceding period (in thousands, except per share amounts):

                                                               Nine Months Ended September 30,
                                                          ------------------------------------------
                                                                1998                     1997
                                                          ----------------         -----------------
                                                                         (UNAUDITED)
Total revenues.......................................         $445,112                   $362,822
Income before extraordinary item.....................           20,513                      7,667
Net income...........................................           20,513                      7,133
Earnings per common share:
    Income before extraordinary item................               .96                        .52
    Net income.......................................              .96                        .48

Earnings per common share, assuming dilution:
    Income before extraordinary item................               .95                        .58
    Net income.......................................              .95                        .54

  On February 3, 1998, the Company acquired substantially all of the assets of JDW Enterprises, Inc. d/b/a Valley Rentals ("Valley") for $93.6 million in cash and 435,602 shares of RSC common stock. Valley was an independent equipment rental company operating in Arizona and New Mexico. This acquisition resulted in approximately $57.2 million in goodwill, which is being amortized over 40 years.

  During the nine months ended September 30, 1998, the Company completed 18 additional acquisitions of equipment rental companies. As partial consideration for several of these acquisitions, the Company issued 261,290 shares of RSC common stock and agreed to issue, based on the achievement of certain performance objectives by the acquired companies, up to 128,859 additional shares of RSC common stock. Such contingent shares will be valued and recorded at the date such contingencies are resolved.

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


3.  EARNINGS PER SHARE

  The following table sets forth the computation of the denominator for earnings per share and earnings per share, assuming dilution (in thousands):

                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                              SEPTEMBER 30,
                                               --------------------------------------      --------------------------------------
                                                     1998                   1997                 1998                  1997
                                               ----------------      ----------------      ----------------      ----------------
                                                             (UNAUDITED)                                 (UNAUDITED)
 Weighted average shares outstanding...........       22,174                14,921                21,024                12,931
 Common stock issuable in connection with
  acquisitions.................................          133                   153                   186                    60
 Common stock to be issued in connection with
  the QSP Plan.................................            2                     -                     -                     -

 Unvested restricted stock outstanding.........          (27)                  (72)                  (21)                  (74)
                                               ----------------      ----------------      ----------------      ----------------
Denominator for earnings per share.............       22,282                15,002                21,189                12,917
Effect of dilutive securities:
 Add-back of unvested restricted stock
  outstanding..................................           27                    72                    21                    74

 Common stock options..........................          320                   243                   253                   169
 Common stock to be issued in connection with
  the QSP Plan.................................            -                     -                     4                     -
                                                ---------------       ----------------      ----------------      ----------------
 Dilutive potential common shares..............          347                   315                   278                   243
                                                ---------------       ----------------      ----------------      ----------------
Denominator for earnings per share, assuming
  dilution......................................      22,629                15,317                21,467                13,160
                                                 ===============       ================      ================      ================

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

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


4.  BANK DEBT AND LONG TERM OBLIGATIONS

    Bank debt and long-term obligations consist of the following (in thousands):

                                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                             1998                     1997
                                                                        -------------             -------------
                                                                         (UNAUDITED)

  $500.0 million Revolving Line of Credit (the "Revolver")
    with banks; interest at the prime rate plus 0.25%, due
    monthly, or the Eurodollar rate plus 1.75%, due on
    demand, at the Company's option; principal due
    December 2, 2002. The interest rate in effect at September
    30, 1998 and December 31, 1997 was 7.1% and 7.8%,
    respectively................................................            $422,061                  $206,475

  $100.0 million Term Loan (the "Term Loan") with banks;
    interest at the prime rate plus 1.0%, due monthly, or the
    Eurodollar rate plus 2.5%, due on demand, at the
    Company's option; principal due in annual installments
    of $1.0 million on each of the first six anniversaries, with the remaining principal balance due on December 2,
    2004. The interest rate in effect at September 30, 1998 and
    December 31, 1997 was 8.1% and 8.5%, respectively...........             100,000                   100,000
   $200.0 million 9% Senior Subordinated Notes due 2008 (the
    "Senior Subordinated Notes"); interest due semi-annually
    each May 15 and November 15, beginning November 15,
    1998........................................................             200,000                         -
  Other.........................................................               2,631                       500
                                                                            --------                  --------
                                                                            $724,692                  $306,975
                                                                            ========                  ========

    On December 2, 1997, the Company amended and restated the Revolver to increase its total available financing to $600.0 million. This increase consisted of an increase in the availability under the Revolver to $500.0 million and the implementation of the $100.0 million Term Loan (together with the Revolver, the "Bank Facility"). In addition, this financing package extended the maturity date of the Revolver to December 2, 2002; changed the methodology for determining the interest rate margins; increased the allowed levels of capital expenditures and investments; and amended several covenants, including the computation methodology of certain financial covenants.

    In connection with the issuance of the Senior Subordinated Notes in May 1998, the Company amended the Revolver to (i) reduce the interest rate margins by 0.25%, (ii) increase the allowed levels of capital expenditures and investments to $220.0 million in 1998, $235.0 million in 1999, $250.0 million in 2000, $270.0 million in 2001 and $340.0 million in each of 2002, 2003 and 2004
(plus amounts reinvested from asset sales), (iii) change certain financial and other covenants and (iv) permit the issuance of the Senior Subordinated Notes. On July 20, 1998, the Company amended the Bank Facility to allow for a separate credit facility in Canada of up to Cdn. $45.0 million and to make certain other changes. Effective September 30, 1998, the Company further amended the Bank Facility to increase the allowed level of investments and capital expenditures for 1998 to $285.0 million (plus amounts reinvested from asset sales) and adjusted the interest coverage and total debt to EBITDA ratios for each of the last two quarters of 1998.

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

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


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

    The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. For the period ended September 30, 1998, the Company is in compliance with all covenants of the Bank Facility.

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

    The amount outstanding under the Revolver at September 30, 1998 was approximately $422.1 million, with approximately $77.9 million available based on the borrowing base.

    On October 14, 1998, the Company entered into a commitment letter with the agent under the Bank Facility to, among other things, increase the availability under the Revolver to $600.0 million, increase the interest rate margins by 0.50%, adjust certain financial and other covenants, increase the allowed levels of investments and capital expenditures and extend the maturity date of the Revolver. (See Note 6.)

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

    In connection with an amendment to the Revolver in January 1997, the Company wrote-off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, net of income taxes of $386,000, which has been classified as an extraordinary item in the accompanying consolidated statements of operations for the nine months ended September 30, 1997.

    On August 21, 1998, Rental Service Corporation of Canada Ltd. ("RSC Canada"), a wholly owned subsidiary of RSC, entered into a Cdn. $28.0 million secured revolving credit facility with lenders (or affiliates) who are parties to the Bank Facility (the "Canadian Credit Facility"). The total amount of credit available under the Canadian Credit Facility is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of RSC Canada and (ii) 85% of the value (lower of net book value or orderly liquidation value) of eligible rental equipment of RSC Canada. The Canadian Credit Facility contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on RSC's achievement of specified total debt to EBITDA ratios. The

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Canadian Credit Facility is secured by substantially all of the assets of RSC Canada, and any subsidiary of RSC Canada, and is guaranteed by RSC, with the guarantee being secured by the stock of RSC Canada. The Canadian Credit Facility expires on December 2, 2002 and contains certain other terms substantially similar to those contained in the Bank Facility. At September 30, 1998, no amounts were outstanding under the Canadian Credit Facility.


5.  STOCKHOLDERS' EQUITY

Public Offering

    On August 19, 1998, the Company received net proceeds of approximately $77.6 million from the sale of 3,018,872 shares of its common stock in a public offering. The proceeds from this offering were used to reduce the outstanding indebtedness under the Revolver to provide borrowing availability for general corporate purposes, including acquisitions.

Stock Option Plan

    On January 14, 1998, the Company granted its current chairman, 190,000 stock options and 10,000 shares of restricted stock under the 1996 Equity Participation Plan of Rental Service Corporation (the "1996 Plan"). The options and restricted stock are subject to vesting in equal installments over four years, however, the options may vest earlier if certain performance criteria are met. In addition, the vesting of the restricted stock may be accelerated under certain circumstances. The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense is being amortized over the vesting period. On February 25, 1998, the chairman surrendered to the Company, options to purchase 57,000 shares of common stock in order to ensure the number of shares of common stock available for issuance pursuant to the 1996 Plan was sufficient to allow certain grants of stock options to other officers.

    On April 29, 1998, the Company's stockholders approved a proposal to increase the number of shares of the Company's common stock authorized for issuance under the 1996 Plan to 2,000,000. At September 30, 1998, 894,539 shares of common stock were available for future awards under the 1996 Plan.

    On April 29, 1998, the Company granted the chairman 40,411 stock options and 16,589 shares of restricted stock under the 1996 Plan. The options and restricted stock are subject to vesting in equal installments over four years, however, the options may vest earlier if certain performance criteria are met. In addition, the vesting of the restricted stock may be accelerated under certain circumstances. The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense is being amortized over the vesting period.

6.  SUBSEQUENT EVENTS

    On October 9, 1998, the Company issued its current chairman 235,000 shares of restricted stock. The restricted stock is subject to vesting in equal installments over four years, however, the vesting may be accelerated under certain circumstances. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense will be amortized over the vesting period. Additionally, the Company has entered into an agreement to loan the chairman the amount of any tax liability resulting from the grant (up to $1.4 million). The loan accrues interest at a rate equal to the current rate on the Company's Revolver, with principal and interest due upon 100% vesting of the restricted stock and in certain other circumstances. The loan is secured by the restricted stock and will be forgiven based on the market price of the Company's common stock reaching certain levels and in certain other circumstances if the vesting of the restricted stock is accelerated.

                          RENTAL SERVICE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


    On October 14, 1998, the Company entered into a commitment letter with the agent under the Bank Facility to, among other things, (i) increase the availability under the Revolver to $600.0 million; (ii) increase the interest rate margins by 0.50%; (iii) increase the allowed levels of capital expenditures and investments to $325.0 million in each of 1998, 1999 and 2000, $400.0 million in 2001, $525.0 million in 2002, $625.0 million in 2003 and $725.0 million in 2004 (plus amounts reinvested from asset sales); (iv) adjust certain financial and other covenants, including the minimum interest coverage and maximum total debt to EBITDA ratios; (v) increase the allowed level of acquisitions to $300.0 million plus the net cash proceeds from any equity or permitted subordinated debt offerings completed during the term of the Bank Facility; (vi) increase the commitment fee to 0.50% of the unused commitment, with reductions available based on the Company's achievement of specified total debt to EBITDA ratios; and
(vii) extend the maturity date of the Revolver to five years from the effective date of the pending amendment.

    Subsequent to September 30, 1998, the Company has completed two additional acquisitions for a total combined purchase price of approximately $5.2 million in cash. The two acquired equipment rental companies operated in Arizona and Maryland.

    As of November 9, 1998, the Company was party to non-binding letters of intent to acquire six equipment rental businesses for a total combined purchase price of approximately $23.3 million in cash (including the payoff of assumed debt) and $300,000 of RSC common stock. These acquisitions are subject to a number of closing conditions, including the execution of definitive purchase agreements, completion of due diligence investigations and RSC board of directors approval.

                          Rental Service Corporation
                              September 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and footnotes thereto include in this Quarterly Report on Form 10-Q and the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

    Revenues. Total revenues for the three months ended September 30, 1998 increased 121.7% to $160.7 million from $72.5 million for the three months ended September 30, 1997. This increase was primarily due to the inclusion of revenues from acquisitions of 26 businesses (consisting of 85 locations) and the opening of 24 start-up locations since September 30, 1997. Also contributing to the increased revenues was the larger rental fleet resulting from the Company's significant investment in capital expenditures. Equipment rental revenues increased 146.3% to $116.3 million from $47.2 million due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 67.0% to $33.7 million from $20.2 million due primarily to the increased number of rental locations selling these items and the acquisitions of businesses that were dealers for certain new equipment. Sales of used equipment increased 110.1% to $10.7 million from $5.1 million due to the larger rental fleet and the Company's continuing strategy of selling the older items in its fleet.

    Total revenues for the nine months ended September 30, 1998 increased 138.1% to $410.4 million from $172.3 million for the nine months ended September 30, 1997. This increase was primarily attributable to the inclusion of revenues from acquisitions and start-up locations since September 30, 1997, and from the larger rental fleet resulting from capital expenditures. Equipment rental revenues increased 153.8% to $283.1 million from $111.5 million due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 101.1% to $94.7 million from $47.1 million due primarily to the acquisition of IAT (effective in the Company's results of operations from March 1, 1997), the increased number of rental locations selling these items and the acquisitions of businesses that were dealers for certain new equipment. Sales of used equipment increased 138.5% to $32.6 million from $13.7 million due to the larger rental fleet and the Company's continuing strategy of selling the older items in its fleet.

    Gross Profit. Gross profit for the three months ended September 30, 1998 increased to $44.8 million, or 27.9% of total revenues, from $18.8 million, or 26.0% of total revenues for the three months ended September 30, 1997. This increase was primarily attributable to the Company's increased number of locations due to acquisitions and start-up locations and the increased rental fleet resulting from capital expenditures. Gross margin on equipment rentals increased to 30.0% of equipment rental revenues from 27.4% for the three months ended September 30, 1998 primarily due to the improved gross profit resulting from the Company's cost controlling methods and the greater profit flow-through achieved from the larger rental fleet. Gross margin on sales of parts, supplies and new equipment increased slightly to 21.9% of sales from 21.8% of sales for the same period in 1997. Gross margin on sales of used equipment decreased to 23.9% of sales from 29.8%, due primarily to increasing sales of relatively younger equipment to meet customer demand. Generally, newer equipment is sold at lower margins than more fully depreciated, older items.

    Gross profit for the nine months ended September 30, 1998 increased to $110.2 million, or 26.9% of total revenues, from $44.7 million, or 25.9% of total revenues for the nine months ended September 30, 1997. This increase was primarily attributable to the Company's increased locations and larger rental fleet. Gross margin on equipment rentals increased to 28.3% of equipment rental revenues from 26.5% for the nine months ended September 30, 1997, primarily due to the Company's cost controlling methods and the greater profit flow-through achieved from the larger rental fleet. Gross margin on sales of parts, supplies and new equipment decreased to 22.4% of sales from 22.8%, due to the acquisition of IAT (effective March 1, 1997), which generally had lower gross margins than the Company on the sale of parts, supplies and new equipment, and a change in the product mix of parts, supplies and new equipment sales versus the prior period. Gross margin on sales of used equipment decreased to 27.2% of sales from 32.2%, due primarily to increasing sales of relatively younger equipment.

                          Rental Service Corporation
                              September 30, 1998


    Selling, General and Administrative Expense. Selling, general and administrative expense was $10.8 million, or 6.7% of total revenues, and $25.2 million, or 6.1% of total revenues for the three and nine months ended September 30, 1998, respectively, compared to $5.0 million, or 6.9% of total revenues, and $13.4 million, or 7.8% of total revenues, respectively, for the three and nine months ended September 30, 1997. These increases were the result of the greater number of locations and employees resulting from the Company's acquisitions and start-ups since September 30, 1997, with the decreasing percentage of total revenues resulting from economies of scale and the Company's focus on cost control.

    Depreciation and Amortization, excluding equipment rental depreciation. Depreciation and amortization, excluding equipment rental depreciation was $2.6 million, or 1.6% of total revenues, and $6.9 million, or 1.7% of total revenues for the three and nine months ended September 30, 1998, respectively, compared to $1.5 million, or 2.1% of total revenues, and $3.8 million, or 2.2% of total revenues, respectively, for the three and nine months ended September 30, 1997. These increases were primarily attributable to the larger fleet of service and delivery vehicles in 1998 versus 1997, which has grown as a result of the Company's increased number of locations and larger rental fleet.

    Amortization of Intangibles. Amortization of intangibles was $2.7 million, or 1.7% of total revenues, and $7.3 million, or 1.8% of total revenues for the three and nine months ended September 30, 1998, respectively, compared to $1.1 million, or 1.5% of total revenues, and $2.5 million, or 1.4% of total revenues, respectively, for the three and nine months ended September 30, 1997. These increases were due to the additional goodwill and covenants not-to-compete associated with acquisitions completed since September 30, 1997.

    Interest Expense, net. Interest expense, net, was $14.3 million and $34.3 million for the three and nine months ended September 30, 1998, respectively, compared to $4.2 million and $8.9 million, respectively, for the three and nine months ended September 30, 1997. These increases were the result of the Company's increased average debt outstanding for the three and nine month periods ended September 30, 1998 versus the same periods in 1997. The increased debt has resulted from acquisitions, capital expenditures and start-up locations financed under the Bank Facility and from the issuance of the Senior Subordinated Notes. Interest expense will continue to increase in subsequent periods to the extent the Company borrows under the Bank Facility, or otherwise, to fund acquisitions, capital expenditures and start-up locations.

    Provision for Income Taxes. Provision for income taxes were $6.2 million and $15.6 million for the three and nine months ended September 30, 1998, respectively, compared to $3.1 million and $7.2 million, respectively, for the three and nine months ended September 30, 1997. The Company's effective tax rate was 42.7% for the three and nine months ended September 30, 1998, compared to 44.3% and 44.5%, respectively, for the same periods in 1997. The decrease in the Company's effective tax rate during 1998 was a result of increased profitability, which has lessened the impact of the higher levels of non-deductible items (primarily goodwill).

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. The Company has historically financed its capital expenditures, acquisitions and start-up locations primarily through the issuance of equity or debt securities, secured bank borrowings and net cash provided by operating activities. The Company had cash and cash equivalents of $7.7 million at September 30, 1998 and $8.9 million at December 31, 1997.

    Operating activities. During the nine months ended September 30, 1998 and 1997, the Company's operating activities provided net cash flow of $80.5 million and $21.8 million, respectively. The principal causes for the variation in cash flow between periods were higher net income, increased depreciation and amortization and higher combined levels of accounts payable and accrued expenses.

                          Rental Service Corporation
                              September 30, 1998


  Investing activities. Net cash used in investing activities was $569.8 million and $226.8 million for the nine months ended September 30, 1998 and 1997, respectively. The increase between periods was attributable to a higher combined level of capital expenditures and acquisitions. Acquisition spending totaled $260.4 million and $122.7 million in the nine months ended September 30, 1998 and 1997, respectively. In addition, the Company had capital expenditures of $341.9 million and $117.8 million in the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures were primarily for purchases of rental equipment. Included in investing activities were proceeds from the sale of used equipment, which were $32.6 million and $13.7 million for the nine months ended September 30, 1998 and 1997, respectively.

  Financing activities. Net cash provided by financing activities was $488.0 million and $208.5 million for the nine months ended September 30, 1998 and 1997, respectively. The net cash provided by financing activities during these periods was primarily from borrowings under the revolver, from the issuance of common stock in public offerings completed in June 1997 and August 1998, and from the issuance of the Senior Subordinated Notes in May 1998.

  On August 19, 1998, the Company received net proceeds of approximately $77.6 million from the sale of 3,018,872 shares of its common stock in a public offering. Through the application of these proceeds, the Company has improved its liquidity and capital resources through the replacement of a portion of its secured debt, as well as the related interest and debt obligations, with common stock. Specifically, the Company used the proceeds from this offering to reduce the outstanding indebtedness under the Revolver to provide borrowing availability for general corporate purposes, including acquisitions.

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

  On December 2, 1997, the Company amended and restated the Revolver to increase its total available financing to $600.0 million. This increase consisted of an increase in the availability under the Revolver to $500.0 million and the implementation of the $100.0 million Term Loan. In addition, this financing package extended the maturity date of the Revolver to December 2, 2002; changed the methodology for determining the interest rate margins; increased the allowed levels of capital expenditures and investments; and amended several covenants, including the computation methodology of certain financial covenants.

  In connection with the issuance of the Senior Subordinated Notes in May 1998, the Company amended the Revolver to (i) reduce the interest rate margins by 0.25%, (ii) increase the allowed levels of capital expenditures and investments to $220.0 million in 1998, $235.0 million in 1999, $250.0 million in 2000,
$270.0 million in 2001 and $340.0 million in each of 2002, 2003 and 2004 (plus amounts reinvested from asset sales), (iii) change certain financial and other covenants and (iv) permit the issuance of the Senior Subordinated Notes. On July 20, 1998, the Company amended the Bank Facility to allow for a separate credit facility in Canada of up to Cdn. $45.0 million and to make certain other changes. Effective September 30, 1998, the Company further amended the Bank Facility to increase the allowed level of investments and capital expenditures for 1998 to $285.0 million (plus amounts reinvested from asset sales) and adjusted the interest coverage and total debt to EBITDA ratios for each of the last two quarters of 1998.

                          Rental Service Corporation
                              September 30, 1998


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

    The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. For the period ended September 30, 1998, the Company is in compliance with all covenants of the Bank Facility.

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

    On October 14, 1998, the Company entered into a commitment letter with the agent under the Bank Facility to, among other things, (i) increase the availability under the Revolver to $600.0 million; (ii) increase the interest rate margins by 0.50%; (iii) increase the allowed levels of capital expenditures and investments to $325.0 million in each of 1998, 1999 and 2000, $400.0 million in 2001, $525.0 million in 2002, $625.0 million in 2003 and $725.0 million in 2004 (plus amounts reinvested from asset sales); (iv) adjust certain financial and other covenants, including the minimum interest coverage and maximum total debt to EBITDA ratios; (v) increase the allowed level of acquisitions to $300.0 million plus the net cash proceeds from any equity or permitted subordinated debt offerings completed during the term of the Bank Facility; (vi) increase the commitment fee to 0.50% of the unused commitment, with reductions available based on the Company's achievement of specified total debt to EBITDA ratios; and
(vii) extend the maturity date of the Revolver to five years from the effective date of the pending amendment.

    At November 9, 1998, the principal amount outstanding under the Revolver was approximately $464.3 million, the average interest rate on such borrowings was approximately 6.9%, and approximately $35.7 million was available to the Company under the Revolver.

    On August 21, 1998, RSC Canada entered into a Cdn. $28.0 million secured revolving credit facility with lenders (or affiliates) who are parties to the Bank Facility (the "Canadian Credit Facility"). The total amount of credit available under the Canadian Credit Facility is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of RSC Canada and
(ii) 85% of the value (lower of net book value or orderly liquidation value) of eligible rental equipment of RSC Canada. The Canadian Credit Facility contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on RSC's achievement of specified total debt to EBITDA ratios. The Canadian Credit Facility is secured by substantially all of the assets of RSC Canada,

                          Rental Service Corporation
                              September 30, 1998


and any subsidiary of RSC Canada, and is guaranteed by RSC, with the guarantee being secured by the stock of RSC Canada. The Canadian Credit Facility expires on December 2, 2002 and contains certain other terms substantially similar to those contained in the Bank Facility. At September 30, 1998, no amounts were outstanding under the Canadian Credit Facility.

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

    On October 9, 1998, the Company issued its current chairman 235,000 shares of restricted stock. The restricted stock is subject to vesting in equal installments over four years, however, the vesting may be accelerated under certain circumstances. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense will be amortized over the vesting period. Additionally, the Company has entered into an agreement to loan the chairman the amount of any tax liability resulting from the grant (up to $1.4 million). The loan accrues interest at a rate equal to the current rate on the Company's Revolver, with principal and interest due upon 100% vesting of the restricted stock and in certain other circumstances. The loan is secured by the restricted stock and will be forgiven based on the market price of the Company's common stock reaching certain levels and in certain other circumstances if the vesting of the restricted stock is accelerated.

    Acquisitions and Start-ups. As part of its growth strategy, the Company is continually involved in the investigation and evaluation of potential acquisitions and start-up locations. The Company is currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more non-binding letters of intent or acquisition agreements. At December 31, 1997, the Company operated 165 locations throughout the United States. Since December 31, 1997, the Company has completed 21 acquisitions of equipment rental businesses with an aggregate of 57 locations, has opened 20 new start-up locations and has consolidated four acquired locations with existing locations serving the same markets, bringing the Company's total number of locations to 238 in the United States and Canada as of November 9, 1998.

    During the nine months ended September 30, 1998, the Company completed 19 acquisitions of equipment rental businesses with a combined total of 55 locations for an aggregate purchase price of approximately $260.4 million in cash (including the payoff of assumed debt), 696,892 shares of RSC common stock and the assumption of approximately $17.0 million in liabilities. Additionally, up to 128,859 shares of RSC common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies. During the nine months ended September 30, 1997, the Company completed 15 acquisitions of equipment rental businesses with a combined total of 34 locations for an aggregate purchase price of approximately $122.7 million in cash, 678,306 shares of RSC common stock (of which 68,290 shares will be issued in future years) and the assumption of approximately $12.7 million in liabilities. Additionally, up to 197,738 shares of RSC common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies, of which 65,913 shares were issued during 1998.

    During the nine months ended September 30, 1998, the Company opened 19 new start-up locations and consolidated four acquired locations with existing locations serving the same markets. During the nine months ended September 30, 1997, the Company opened 11 new start-up locations, consolidated three acquired locations with existing locations serving the same markets and closed two under-performing locations.

    Subsequent to September 30, 1998, the Company completed two additional acquisitions for a total combined purchase price of approximately $5.2 million in cash. These acquisitions had a combined two locations in Arizona and Maryland.

                          Rental Service Corporation
                              September 30, 1998


    As of November 9, 1998, the Company was party to non-binding letters of intent to acquire six equipment rental businesses with a combined 11 locations in Delaware, Illinois, Kansas, North Carolina, Ohio and Pennsylvania for a total combined purchase price of approximately $23.3 million in cash (including the payoff of assumed debt) and $300,000 of RSC common stock. These acquisitions are subject to a number of closing conditions, including the execution of definitive purchase agreements, completion of due diligence investigations and RSC board of directors approval. Furthermore, in view of the fact that these letters of intent are non-binding and that the Company has not completed its due diligence investigations with respect thereto, the Company cannot predict whether these letters of intent will lead to definitive agreements, whether the terms of any such definitive agreements will be the same as the terms contemplated by the letters of intent or whether any transaction contemplated by such letters of intent will be consummated.

    General. The Company's liquidity and capital resources have been and will continue to be significantly impacted by the Company's growth strategy and by the need to offer customers a modern and well-maintained rental equipment fleet. To pursue its growth strategy, the Company must be able to complete acquisitions, open start-up locations and make the capital expenditures necessary to acquire and maintain its rental fleet. At November 9, 1998, the Company was obligated, under noncancellable purchase commitments, to purchase approximately $12.5 million of equipment. Such purchases are expected to be financed with cash flow from operations and through borrowings under the Revolver.

    The Company believes cash flow from operations, together with availability under the Revolver, and vendor financing in appropriate cases, will be sufficient to support its operations and capital liquidity requirements for at least the next 12 months. However, if significant additional acquisition opportunities arise, the Company may need to seek additional capital. Such acquisitions and discretionary capital expenditures could be financed through the incurrence of additional indebtedness, including convertible debt, or the issuance of common or preferred stock (which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If such financing were not available, the Company's growth strategy could be hampered and its cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. The current constraints in accessing the capital markets, particularly those for non-investment grade securities such as the Senior Subordinated Notes issued during 1998, may limit the Company's ability to raise capital by issuing debt or equity securities and therefore to fully implement its growth strategy. Further, additional indebtedness generally would increase RSC's leverage and may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

ENVIRONMENTAL

    The Company and its operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and other activities to come into compliance with environmental laws, and the performance of appropriate remediation at certain locations. The Company has accrued $290,000 and $652,000 at September 30, 1998 and December 31, 1997, respectively, related to the removal of underground tanks and remediation expenses. The Company believes the impact of the cost of such remediation on its financial position, results of operations and cash flows will not be material.

INFLATION AND GENERAL ECONOMIC CONDITIONS

    Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its results of operations. The Company's operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors. Current global economic conditions could lead to a decline in the overall U.S. economy, which could result in a slowdown in construction activities and a related decrease in

                          Rental Service Corporation
                              September 30, 1998


equipment rentals. In addition, the Company's operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments by the Company under its variable rate credit facilities.

YEAR 2000

    The Company is aware of the issues associated with the programming code in existing computer and software systems as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures.

    The Company has completed an initial evaluation of its internal systems and has received confirmation from all of its current systems' vendors that each of their systems will properly handle the rollover to the Year 2000. Additionally, the Company is continuing to perform internal testing of its systems with respect to the Year 2000 issues. The testing completed to-date has not resulted in any problems related to the Year 2000. Furthermore, the Company plans to have independent testing of its systems completed during the first quarter of 1999. The Company has not incurred significant expenses related to this testing, nor does it expect to incur significant future expenses. Although there can be no assurance, management believes the potential Year 2000 problem will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

    The Company is also currently surveying its equipment vendors and other major service providers to provide reasonable assurances as to those parties state of readiness related to the Year 2000. Risk assessments and contingency plans, where required, are expected to be finalized during the first half of 1999. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, the Company will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed on a timely basis or that qualified replacement vendors and service providers will be available. Any failure of such third parties' systems could have a material adverse impact on the Company's computer systems and operations, however, the Company believes the impact of any such failure would be limited, as there are multiple vendors for the types of equipment purchased by the Company. Furthermore, Year 2000 problems involving third parties may have a negative impact on the general economy or on the ability of businesses to receive essential services (i.e., telecommunications, utilities, banking services, etc.). Any such occurrence could have a material adverse effect on the Company's business and financial condition.

FORWARD-LOOKING STATEMENTS

    This report may contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, the integration of acquisitions and start-up locations into the Company's existing operations, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described in the Company's Registration Statement on Form S-4 (Registration No. 333-56653) and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this report will in fact occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                          Rental Service Corporation
                              September 30, 1998


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       The Company did not have any sales of securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 1998. However, in connection with a Restricted Stock Agreement dated October 9, 1998, the Company issued 235,0000 shares of its Common Stock, $.01 par value (subject to vesting requirements), to Martin R. Reid, its Chairman and Chief Executive Officer, in consideration of Mr. Reid's past and continued employment with the Company.

       Each sale of securities described herein was carried out in reliance on the exemptions from registration contained in Sections 3(a)(9), 3(a)(11) and 4(2) of the Securities Act of 1933 as transactions not involving any public offering. The recipients in each case represented their intention to acquire the securities for investment only and not with a view of the distribution thereof. All recipients had adequate access, through employment or other relationships, to information about the Company.

ITEM 5.  OTHER INFORMATION

       As noted in the Company's press release on November 2, 1998, Robert M. Wilson has been elected to the newly created position of Executive Vice President and Chief Financial Officer. Mr. Wilson was most recently the Company's Senior Vice President and Chief Financial Officer. Additionally, John Markle, the Company's current Senior Vice President of Operations for the Western Region, was appointed to the newly created position of Senior Vice President of Strategy and Chief Information Officer. Mr. Markle's previous operational responsibilities for the Western Region have been assumed by Douglas A. Waugaman, the Company's current Senior Vice President of Operations for the Midwest Region.

       On November 10, 1998, the Senior Subordinated Notes began trading on the New York Stock Exchange under the symbol "RSV 08."

                          Rental Service Corporation
                              September 30, 1998


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         EXHIBIT NUMBER                                  DESCRIPTION
         --------------  -----------------------------------------------------------------------------
                   1.1   Purchase Agreement dated as of May 8, 1998 by and among Rental Service
                         Corporation and the several Initial Purchasers named therein relating to the
                         9% Senior Subordinated Notes of Rental Service Corporation due 2008. (1)
                   3.1   Amended and Restated Certificate of Incorporation of the Company. (2)
                   3.2   Certificate of Amendment of Certificate of Incorporation. (3)
                   3.3   Form of Amended and Restated Bylaws of the Company. (4)
                   4.1   Indenture dated as of May 13, 1998 by and between Rental Service
                         Corporation, the Subsidiary Guarantors and Norwest Bank Minnesota, National
                         Association, as trustee for the 9% Senior Subordinated Notes. (1)
                  10.1   Second Amended and Restated Credit Agreement, dated as of December 2, 1997.
                         (3)
                  10.2   First Amendment to Second Amended and Restated Credit Agreement, dated as of
                         May 13, 1998. (1)
                  10.3   Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 20, 1998. (5)
                 *10.4   Third Amendment to Second Amended and Restated Credit Agreement, dated as of
                         September 29, 1998.
                 *10.5   Letter Agreement dated October 14, 1998 between the Company's subsidiaries and BT Commercial Corporation relating to a proposed amendment of the Second
                         Amended and Restated Credit Agreement.
                  10.6   Management Incentive Compensation Plan. (6)
                  10.7   Employment Agreement dated January 14, 1998 between Rental Service
                         Corporation and Martin R. Reid. (7)
                  10.8   Restricted Stock Agreement dated January 14, 1998 between Rental Service
                         Corporation and Martin R. Reid. (1)
                  10.9   Restricted Stock Agreement dated April 29, 1998 between Rental Service
                         Corporation and Martin R. Reid. (5)
                *10.10   Restricted Stock Agreement dated October 9, 1998 between Rental Service
                         Corporation and Martin R. Reid, including the related Promissory Note and
                         Pledge Agreement.
                 10.11   Form of Executive Severance agreement between Rental Service Corporation and certain executive officers. (5)
                 10.12   Asset Purchase Agreement by and among JDW Enterprises, Inc. d/b/a "Valley
                         Rentals" as "Seller," Rental Service Corporation, RSC Center, Inc. as
                         "Buyer" and the stockholders of Seller, dated December 30, 1997. (8)
                 10.13   Stock Purchase Agreement by and among James S. Peterson as "Seller," Walker
                         Jones Equipment, Inc. as "Buyer," Rental Service Corporation as "Parent" and
                         James S. Peterson Enterprises, Inc. as the "Company," dated April 1, 1998.
                         (7)
                 10.14   Stock Purchase Agreement by and among Mark S. Mosak and Thomas A. Mosak as
                         "Sellers," Walker Jones Equipment, Inc. as "Buyer," Rental Service
                         Corporation as "Parent" and T&M Rental, Inc. as the "Company," dated April
                         2, 1998. (7)
                 10.15   Stock Purchase Agreement by and among Jerry O. Grayson, Michael A. Mathon and Becker Partners as "Sellers," Becker St. Paul Corporation and Kathleen
                         Becker as "Partners," Walker Jones Equipment, Inc. as "Buyer," and M. J.
                         Struckel & Company, Inc. as the "Company," dated July 29, 1998. (9)
                 10.16   Registration Rights Agreement dated as of May 13, 1998 by and among Rental
                         Service Corporation and the persons named therein relating to the 9% Senior
                         Subordinated Notes. (1)

                          Rental Service Corporation
                              September 30, 1998


                *10.17   Amendment to the First Amended and Restated Employee Qualified Stock
                         Purchase Plan of Rental Service Corporation, dated as of April 29, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued)

         (a)  Exhibits (continued)

         EXHIBIT NUMBER                                  DESCRIPTION
         --------------  -----------------------------------------------------------------------------
             *10.18      Second Amendment to the First Amended and Restated Employee Qualified Stock
                         Purchase Plan of Rental Service Corporation, dated September 14, 1998.
              10.19      Amendment to the 1996 Equity Participation Plan of Rental Service
                         Corporation, dated as of April 29, 1998. (10)
             *10.20      Credit Agreement among Rental Service Corporation of Canada Ltd. as
                         Borrower, BT Bank of Canada and The Bank of Nova Scotia, as Lenders, and BT
                         Bank of Canada, as Agent, dated as of August 21, 1998 (the "Canadian Credit
                         Agreement").
             *10.21      First Amendment to the Canadian Credit Agreement, dated as of September 29,
                         1998.
              21.1       Subsidiaries of Rental Service Corporation. (1)
             *27.1       Financial Data Schedule.

         __________
         * Filed herewith.

         (1) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-56653, effective August 20, 1998), and incorporated herein by reference.

         (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-05949, effective September 18,
               1996), and incorporated herein by reference.

         (3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-40707, effective December 16,
               1997), and incorporated herein by reference.

         (4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

         (5) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-59519, effective August 13, 1998), and incorporated herein by reference.

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

         (9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, and incorporated herein by reference.

         (10) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-59679, dated July 23, 1998), and incorporated herein by reference.

    (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                          Rental Service Corporation
                              September 30, 1998


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RENTAL SERVICE CORPORATION
                                          -----------------------------------
                                                  (Registrant)


Date:     November 12, 1998        By:   /s/ Martin R. Reid
       ----------------------          --------------------------------------
                                         Martin R. Reid
                                         Chairman and Chief Executive Officer

Date:     November 12, 1998        By:   /s/ Robert M. Wilson
       ----------------------          --------------------------------------
                                         Robert M. Wilson
                                         Senior V.P. and Chief Financial Officer