Form 10-K
period 1998-12-31
RENTAL SERVICE CORP
filed 1999-03-03
CIK 1016572

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended    December 31, 1998
                                  -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                     ---------   -----------

Commission file number                    000-21237
                      ----------------------------------------------------------

                          RENTAL SERVICE CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                               33-0569350
----------------------------------                     ------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

6929 E. Greenway Pkwy.,
Suite 200, Scottsdale, Arizona                                  85254
----------------------------------                     ------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:        (602) 905-3300
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class                   Name of Each Exchange on Which Registered
       -------------------                   -----------------------------------------


  Common Stock, $.01 par value               New York Stock Exchange
  ----------------------------               -----------------------------------------
  9% Senior Subordinated Notes due 2008      New York Stock Exchange
  -------------------------------------      -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ----      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting common stock held by non-affiliates of the registrant was $513.7 million, based on the last reported sales price on the New York Stock Exchange on February 26, 1999.

   The number of outstanding shares of the registrant's common stock as of February 26, 1999 was 24,123,392.
--------------------------------------------------------------------------------

                          RENTAL SERVICE CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                                PART I
                                                ------


   ITEM 1.      Business................................................................................  1

   ITEM 2.      Properties.............................................................................. 12

   ITEM 3.      Legal Proceedings....................................................................... 12

   ITEM 4.      Submission of Matters to a Vote of Security Holders..................................... 12


                                               PART II
                                               -------

   ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters.................. 13

   ITEM 6.       Selected Financial Data................................................................ 14

   ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.. 15

   ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk............................. 22

   ITEM 8.       Financial Statements and Supplementary Data............................................ 22

   ITEM 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure... 22

                                              PART III
                                              --------

   ITEM 10.      Directors and Executive Officers of the Registrant..................................... 23

   ITEM 11.      Executive Compensation................................................................. 27

   ITEM 12.      Security Ownership of Certain Beneficial Owners and Management......................... 33

   ITEM 13.      Certain Relationships and Related Transactions......................................... 34

                                               PART IV
                                               -------

   ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K........................ 37

   Signatures........................................................................................... 41

                                      (i)

                                     PART I


ITEM 1.   Business

  Certain information contained in Item 1 and elsewhere in this Form 10-K, including information with respect to the plans and strategies for our business, especially our growth strategy, plans to raise additional capital and prospective acquisitions, are forward-looking statements. Readers should carefully consider the factors set forth under the caption "Business Risks" on pages 9 to 12 for a discussion of important factors that could cause actual results to differ materially from results referred to in the forward-looking statements. Unless otherwise indicated, all information contained in Part I to this Form 10-K is as of February 26, 1999.

Who We Are

  Rental Service Corporation ("RSC") is a leader in the rapidly-growing equipment rental industry. We serve the needs of a wide variety of industrial, manufacturing, construction, government and homeowner markets through a network of 245 rental locations in 27 states and Canada. We rent a broad selection of equipment ranging from small items such as pumps, generators, welders and electric hand tools to larger equipment such as backhoes, forklifts, air compressors, scissor lifts, booms, aerial manlifts and skid-steer loaders. We also sell maintenance, repair and operations supplies, small tools, contractor supplies, parts and used rental equipment, and act as a distributor for new equipment on behalf of certain national equipment manufacturers.

  Since our formation in 1992, we have pursued an aggressive expansion strategy. We have acquired 69 equipment rental businesses comprised of 204 total locations and have opened 70 start-up locations. With a focus on operating rental locations in underserved small- to medium-sized markets, we intend to continue to expand our presence in existing markets and to capitalize on opportunities to enter new geographic markets through a combination of acquisitions and start-up locations. We also seek to increase revenues and profitability across our locations through fleet expansion, improved asset utilization and targeted marketing efforts. We believe we are well-positioned to capitalize on the substantial consolidation opportunities in the equipment rental industry, and to take advantage of the growing demand for rental equipment as businesses increasingly outsource non-core operations.

  In keeping with our growth strategy, we have recently signed a merger agreement with NationsRent, Inc. (See "Recent Developments" on page 8). We believe this merger will create a more competitive, national equipment rental company than we could be individually, with a diversified national customer base and synergistic overlap in key geographic regions. We also believe the combination of RSC's and NationsRent's financial resources, management and equipment will produce a stronger company able to capitalize on growth opportunities and to better serve its expanding customer base.

Industry Overview

  We believe the equipment rental industry benefits from the trend among businesses to outsource non-core operations in order to reduce capital investment and minimize the downtime, maintenance, repair and storage associated with equipment ownership. Customers have traditionally rented equipment for specific purposes such as supplementing capacity during peak periods and using equipment in connection with special projects. Today, customers are increasingly looking to rental operators to provide an ongoing comprehensive supply of equipment enabling them to benefit from the economic advantages and convenience of renting. Many of the businesses that rent equipment also purchase complementary tools and supplies from distributors. We believe those customers are interested in a one-stop solution consisting of both rental equipment and ancillary parts and supplies.

  We believe the equipment rental industry offers substantial consolidation opportunities for large, well capitalized companies such as ourselves. The equipment rental industry is highly fragmented, primarily consisting of relatively small entities serving discrete local market areas and a number of multi-location regional or national firms. This fragmentation is demonstrated by the following statistics derived from the Rental Equipment Register for 1997:

     . The largest 100 equipment rental companies had total rental revenues of approximately $4.2 billion, which accounts for only 20% of the management-estimated $21 billion in industry rental revenues;

     .  no one company had a market share greater than 5%;

     .  the industry had approximately 17,000 participants; and

     . there were only ten equipment rental companies having rental revenues in excess of $100 million.

  Traditionally, large equipment rental companies have focused their operations on serving relatively large customers, primarily in medium to large metropolitan markets, while generally serving smaller markets through delivery from distant major markets without establishing a local presence. In smaller markets, the primary source of rental equipment has traditionally been smaller, local equipment rental businesses and equipment dealers with product offerings typically limited in both depth and breadth.

Our Business Strategy

  Our goal is to increase revenues and profitability by taking advantage of our strong market position and by pursuing a business strategy including the following key elements:

  Small- to Medium-Sized Market Focus. We focus on operating rental locations in underserved small- to medium-sized rental markets where we can capitalize on our competitive advantages relative to the small, local equipment rental businesses and equipment dealers who have traditionally served these markets. In addition, we believe small- to medium-sized markets provide an extensive selection of acquisition candidates and attractive start-up locations. We believe future acquisitions and start-up locations will provide opportunities to achieve greater geographic and customer diversification. Through our geographic diversification, we believe we can more effectively manage economic fluctuations than single-location businesses by transferring equipment to regions with higher demand.

  Cluster Strategy. Under our cluster strategy, we establish a comprehensive pool of rental equipment at a central, readily-accessible "hub" location. We surround the hub with smaller "satellite" locations 30 to 150 miles away. The satellite locations draw on this centralized equipment pool to serve local customers' needs. The hub locations also provide full-service rental fleet maintenance and repair operations for the satellite locations. We believe this strategy increases fleet utilization and allows us to bring the benefits of a large, high-quality and diversified rental fleet to markets with populations as small as 10,000 where a full-scale rental facility might not be justified.

  Advanced Information Systems. We have made substantial investments in our management information systems in order to improve asset utilization and financial performance. Every rental location has on-line access to a centralized computer system providing real-time transaction processing, extensive fleet management tools and financial management reports. Use of these systems allows us to improve our asset utilization by deploying assets to locations generating higher returns and identifying under-performing assets for disposition. These systems also allow an employee at any location to identify and reserve a specific piece of equipment anywhere in a region, and schedule delivery (generally within 24 hours) to a customer's job site.

  Decentralized Management. Under our decentralized management structure, our region vice presidents and district managers, who currently average over 20 years of rental industry experience, are responsible for management, customer service, marketing strategies and business development in their regions. Each region vice president and district manager is compensated through a stock option program and cash bonus plan tied directly to the region's performance. A corporate staff at our headquarters focuses on corporate planning, financial reporting and analysis and overseeing the execution of our growth strategy. We have also centralized our equipment purchasing and disposal functions in order to maximize purchase discounts and sales prices for used rental equipment.

  Superior Customer Service. We believe we differentiate ourselves from many of our competitors by providing responsive customer service, a broad selection of high-quality rental equipment and "one-stop shopping" for a wide range of parts, supplies, tools and equipment. Depending upon market needs, we also offer value-added services to our customers such as a radio-dispatched transportation fleet and 24 hours-a-day, seven days-a-week support services, including on-site maintenance and repair. We believe our rapid response time in delivering, servicing or replacing equipment at job sites generates customer loyalty. A cornerstone to our customer service commitment is our extensive training system, Rental Service University ("RSU"), which provides formal training to our employees in the areas of customer service, strategy, finance, information systems, fleet management, safety and risk management and human resources.

Our Growth Strategy

  Our growth strategy is to continue to expand our presence in existing markets and to capitalize on opportunities to enter new geographic markets through a combination of acquisitions and start-up locations. We are systematic in our selection of new markets for expansion and, together with Arthur D. Little, Inc., have developed a proprietary model to guide future expansion efforts by identifying and ranking desirable locations based on more than 25 demographic characteristics found in our most successful geographic markets. We also seek to increase revenues through fleet expansion, improved asset utilization and targeted marketing efforts. We have also been increasing revenues across existing locations by cross-selling both equipment rental services and ancillary tools and supplies to our customers.

  Acquisitions. Our acquisition efforts focus on acquiring stable, respected businesses in markets we believe offer opportunities for additional growth. We primarily target acquisitions of businesses in small- to medium-sized markets where an existing owner has limited resources to expand or the owner's decision to sell coincides with the decision to retire. We believe we can capitalize on our competitive advantages relative to the small, local equipment rental businesses and equipment dealers who have traditionally served these markets. Immediately after completing an acquisition, we generally integrate the operations of the acquired business into our management information systems, consolidate our equipment purchasing and disposal functions and centralize our fleet management. All of this is done while seeking to provide consistent, high-quality service to the acquired business' customers. We have a proven track record in completing and integrating acquisitions. Proprietors of smaller businesses often place significant emphasis on our reputation in these areas. We believe this reputation provides us access to additional acquisition opportunities. Since our formation, we have acquired 69 businesses consisting of 204 total locations.

  Start-Up Locations. We also enter targeted markets through the opening of start-up locations where there is no quality business available for acquisition, or where an attractive business cannot be acquired on terms acceptable to us. Our decision to open a start-up location is based upon our review of demographic information, business growth projections and the level of existing competition. We enhance the flexibility of start-up locations by entering into real estate leases with short initial terms and multiple option periods. In addition, we typically minimize capital expenditures at a start-up location by redeploying and sharing equipment with an existing hub. If a start-up location does not meet expectations, we can easily redeploy the equipment to another location. Since we opened our first start-up location in October 1994, we have opened 69 additional start-up locations.

  Internal Growth. We focus on achieving internal growth through an emphasis on disciplined fleet expansion, improved asset utilization and targeted marketing efforts. We intend to replace assets in, and increase the breadth and depth of, our existing rental fleet through capital expenditures. In addition, our information systems provide the data necessary to improve asset deployment based upon such factors as price realization, time utilization and individual asset return on investment. Through our national accounts marketing program, we target large petrochemical, industrial and commercial customers. We offer these customers in-plant maintenance services whereby we locate equipment at their facility and assume complete responsibility for the maintenance of this equipment. This program allows us to eliminate operating expenses such as equipment transportation and delivery, and to improve asset utilization rates. In addition, we continue to increase our supply business and our tool room management and small tool trailer business through increased marketing efforts. We have also created an industrial division, with a dedicated and specially trained sales force focusing exclusively on industrial customers.

Our Products

  We believe we have one of the most comprehensive and well-maintained rental fleets in the industry. We also sell parts, supplies and used rental equipment, and act as a distributor for new equipment on behalf of certain national equipment manufacturers.

  Rental Equipment. We rent over 50 categories of equipment on a daily, weekly or monthly basis. Our comprehensive rental fleet includes a broad selection of equipment ranging from small items such as pumps, generators, welders, electric hand tools and concrete finishing equipment to larger equipment such as air compressors, dirt equipment, booms, aerial manlifts, forklifts, scissor lifts, skid-steer loaders and backhoes. Each of our rental locations has access to a product mix tailored to satisfy the needs and preferences of the local customer base.

  Sales of Parts, Supplies and Equipment. In addition to rental equipment, our locations carry a wide range of parts and supplies. These include "convenience consumables" used in conjunction with rental equipment, such as safety equipment, diamond saw blades and sandpaper. The availability of these ancillary products allows us to attract and retain customers by offering the convenience of "one-stop shopping." We also offer our customers a one source catalog for a variety of equipment, tools and supplies. In addition, we are a distributor for new equipment on behalf of certain national equipment manufacturers, including:

      .  Black & Decker        .  Norton                   .  Genie
      .  Sky-Jack              .  Honda                    .  Sky Trak
      .  Ingersoll-Rand        .  Snorkel                  .  JLG
      .  Stanley Proto         .  Lull                     .  Terramite
      .  Multiquip             .  Wacker & Weldon Pumps

  We also routinely sell used rental equipment in order to maintain an economically competitive rental fleet and to adjust to fluctuations in the demand for specific rental products. We have developed a proprietary algorithm that is designed to determine the optimal timing for the sale and replacement of equipment given, among other things, original purchase price, historical maintenance expense, rental demand and prices in the used rental equipment market. We are able to realize attractive prices on used equipment sales due to our strong preventative maintenance program, our ability to use foreign, retail and direct mail distribution channels to redirect disposals to markets where the equipment is in highest demand, and our ability to negotiate attractive fee arrangements with third-party auctioneers. In addition, we market our used rental equipment via the Internet, and continually evaluate additional disposal alternatives.

Our Fleet Management System

  We believe our advanced information systems, combined with our cluster strategy and ability to redeploy equipment among locations, allow us to better manage our rental fleet and achieve higher equipment utilization rates than many of our competitors. Under this strategy, an employee at any location can locate a specific piece of equipment throughout the region, whether on rent (in which case the estimated date available is provided), in transit, in the service bay or ready for rent. Once identified, the equipment can be reserved for a customer through the system and scheduled for delivery (generally within 24 hours) to the job site or store location by our radio-dispatched transportation fleet. We are able to further increase fleet utilization and moderate capital expenditures through our "use-it-or-lose-it" policy. This policy assists us in deploying equipment to areas where it can provide the highest return. Through our information systems, we generate a monthly management report showing, for each region, every rental asset having an unacceptable utilization rate for the most recent 90-day period. Region managers have 30 days to correct the problem or the asset may be redeployed to another region where demand exceeds supply, or sold, depending on the age of the asset. Our information systems also track each individual rental asset and automatically schedule preventative maintenance, frequently in advance of that suggested by the manufacturer. As a result, we believe we are able to enhance the reliability and extend the useful life of our rental fleet, which allows us to obtain favorable prices when used rental equipment is sold.

Our Information Systems

  Each rental location is networked with a commonly configured PC equipped with electronic links to all other RSC locations and our central databases. We have developed a comprehensive set of management information databases covering financial performance, fleet utilization, sales and pricing. Our management can access these databases 24 hours a day at all locations via the Internet to analyze such items as:

    . price trends by store, region, salesperson, end-user, equipment category or customer;

    .  sales trends by store, customer, region or end-user;

    .  fleet utilization by individual asset or asset class;

    .  financial results; and

    .  performance of acquisitions and start-up locations.

  All rental transactions are processed in real-time through our centralized AS400 computer. This system can be accessed by an employee at the point of sale to determine equipment availability. Local, regional and corporate management can access this information to monitor current business activity, including daily sales volume and fleet availability. We also have a proprietary tool management software system that controls the issuance, return and management of tools and equipment used by plant personnel and contractors. We believe the use of advanced information technology will continue to create profit improvement opportunities and improve our equipment utilization. We believe the Year 2000 will not be a material issue with respect to our information systems.

Our Customers

  In 1998, we rented equipment to over 185,000 customers. No one customer accounted for more than 1% of our total revenues. The top ten customers represented less than 4% of our total revenues. We believe the loss of any one customer would not have a material adverse effect on our business.

  The composition of our customer base varies widely by location and is determined by several factors, including the business composition of the local economy. Our customer base consists of the following general categories:

    . industrial including manufacturers, petrochemical facilities, large chemical processing companies, paper mills and public utilities;

    .  construction  including contractors;

    .  government; and

    .  homeowners.

    We began operations outside of the United States in July 1998. During the year ended December 31, 1998, we had total revenues of $2.3 million attributable to our foreign operations, with pre-tax income of $0.5 million. Total assets of our foreign operations were $15.2 million at December 31, 1998.

Our Sales and Marketing Strategy

  We market our products and services through a field and store-based sales force. This sales force attends RSU and other training in order to develop extensive product knowledge and refine their customer service skills. The field-based sales force calls regularly on contractors' job sites and industrial facilities with the objective of building strong business relationships and ensuring that customers' rental and supply needs are fulfilled. Our store-based sales force handles telephone inquiries and assists customers at each rental location to select the proper equipment and supplies to meet their needs. In addition, through our national accounts program, we target large petrochemical, industrial and commercial customers in order to develop national relationships and increase awareness of our on-site industrial programs.

  We supplement our sales and marketing activities through participation in industry trade shows and conferences. We also use direct mail marketing and advertise in local industry publications and the yellow pages in the markets we serve. In addition, we maintain a home page on the Internet (http://www.rentalservice.com) describing our products and services, geographic
-----------------------------
locations and used rental equipment for sale.

Our Locations

   We currently operate 245 rental locations in 27 states and one Canadian province. We are also party to non-binding letters of intent to acquire six equipment rental businesses with a combined eight locations in Canada (2), Illinois (4), Iowa (1) and Kansas (1) for an aggregate purchase price of $12.6 million in cash (including the payoff of assumed debt). Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements, the completion of due diligence investigations and Board of Directors approval. In view of the fact that these letters of intent are non-binding and we have not completed our due diligence investigations, we cannot predict whether these letters of intent will lead to definitive agreements, whether the terms of any definitive agreements will be the same as the terms contemplated by the letters of intent or whether any of these transactions will be consummated.

Our Competition

  The equipment rental industry is highly fragmented and competitive. Our competitors include:

    .  large national rental companies;

    .  regional competitors that operate in a few states;

    .  small, independent businesses with one or two rental locations;

    .  equipment manufacturers;

    . equipment vendors and dealers who both sell and rent equipment directly to customers; and

    . parts and supplies distributors, including both large companies and regional and independent competitors.

  Some of our competitors have greater financial resources, are more geographically diverse and have greater name recognition than us. We may encounter increased competition from existing competitors or new market entrants, such as equipment manufacturers, that may be significantly larger and have greater financial and marketing resources than us. In addition, to the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby impacting our operating results.

  Existing or future competitors may also seek to compete with us for acquisition candidates. This could have the effect of increasing the price for acquisitions or reducing the number of suitable acquisition candidates. We believe this competition has already increased the prices paid for businesses acquired by us and our competitors. In addition, these competitors may also compete with us for start-up locations, thereby limiting the number of attractive locations for expansion. Competition in the rental or parts and supplies sales business, and competition in making acquisitions, could have a material adverse effect on us and the market price of our common stock.

  The equipment rental business is highly service-oriented. The success of an individual rental operator is predicated on its customer handling and problem solving abilities; the quality, condition and servicing of its equipment; and the overall operation of its business. Other components of competition include location, availability of equipment (both depth and breadth) and price. We believe we compete in the markets we serve primarily on the basis of responsive customer service, a broad selection of high-quality rental equipment and supplies and competitive prices. Relative to smaller companies with only one or two rental locations, we believe we benefit from several competitive advantages, including:

    . a comprehensive, modern and well maintained rental fleet;

    . the ability to transfer equipment among rental locations to satisfy customer demand;

    . sophisticated management information systems;

    . professional and experienced management;

    . a diverse customer base and geographic locations;

    . the ability to service national accounts;

    . volume purchasing discounts; and

    . national brand identity.

  In addition, we believe national operators are less sensitive to localized cyclical downturns and can justify significant investments in professional management and information systems.

Government and Environmental Regulation

  Our operations are subject to federal, state and local laws and regulations governing, among other things, occupational health and safety and environmental protection. Under these laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of hazardous substances located on such property. These laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of the hazardous substances.

  In connection with our acquisitions and start-up locations, we obtain Phase I environmental assessment reports prepared by independent environmental consultants. A Phase I assessment consists of a site visit, historical record review, interviews and a report. A Phase I assessment is conducted for the purpose of identifying potential environmental conditions associated with the subject real estate. There can be no assurance, however, that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of environmental liability upon us.

  We dispense petroleum products from underground and above-ground storage tanks located at certain of our rental locations. We maintain an environmental compliance program that includes the implementation of required technical and operational activities designed to minimize the potential for leaks and spills, maintenance of records and the regular testing and monitoring of tank systems for tightness. There can be no assurance, however, that these tank systems have been or will at all times remain free from leaks or that the use of these tanks has not or will not result in spills or other releases. We incur ongoing expenses associated with the removal of older underground storage tanks and other activities to come into compliance with environmental laws, and the performance of appropriate remediation. We do not believe this removal and remediation will have a material adverse effect on our operating results or financial position.

  We use hazardous materials such as solvents to clean and maintain our rental fleet. We also generate and dispose of waste such as used motor oil, radiator fluid and solvents, and we may be liable under federal, state and local laws for environmental contamination at facilities where our waste is or has been disposed. We believe we currently conduct our operations in material compliance with all applicable laws and regulations. Our compliance with applicable environmental laws has not had a material adverse effect on our business, financial condition or results of operations to date.

Trade Names

  We currently do business under the name Rental Service Corporation. We believe this brand name identity enables us to more effectively target national accounts. In certain local markets, we also selectively continue to use the name of an acquired business where there is strong local name recognition and customer loyalty.

Our Employees

  We currently have approximately 3,550 employees. Our employees generally are not represented by a union or a collective bargaining agreement; however, approximately 110 employees are represented by a union. We consider our labor relations to be good.

Recent Developments

Merger with NationsRent

  On January 20, 1999, we entered into an Agreement and Plan of Merger with NationsRent, Inc., a Delaware corporation. The merger agreement provides, subject to the terms and conditions set forth therein, for NationsRent to be merged with and into RSC. Following the merger, NationsRent's subsidiaries will become wholly owned subsidiaries of RSC. At the effective time of the merger,
(i) each outstanding share of NationsRent common stock will be converted into
0.355 of a share of RSC's common stock (the "Exchange Ratio") and (ii) all outstanding options to purchase shares of NationsRent common stock will be assumed by us and converted into options to purchase RSC common stock subject to adjustment for the Exchange Ratio. The merger is expected to be accounted for as a pooling of interests. The merger, which is subject to stockholder approvals and other customary conditions, is expected to close during the second quarter of 1999.

  The Exchange Ratio is a fixed number and will not be adjusted in the event of any increase or decrease in the price of either NationsRent's or RSC's common stock. As a result, the value of the shares of RSC common stock issued in connection with the merger could vary depending on fluctuations in the value of RSC's or NationsRent's common stock. These fluctuations may be the result of changes in the business or operations of RSC or NationsRent, market assessments of the likelihood that the merger will be consummated, the timing of the merger, regulatory considerations, general market and economic conditions and other factors.

  The merger also involves the integration of two companies that have previously operated independently. We cannot assure that we will be able to combine NationsRent's operations with ours without encountering difficulties. These difficulties could include different operating practices or computer or other information systems, or integrating personnel with different business backgrounds and corporate cultures. We expect the merger to result in significant operating efficiencies and to achieve pre-tax cost savings of approximately $15 million in the first twelve months of combined operations. However, we cannot assure you whether, and to what extent, the integration and consolidation will achieve these cost savings and operating efficiencies.

Other Acquisitions and Start-ups

  Subsequent to December 31, 1998, we have completed one acquisition of an equipment rental business with two locations in North Carolina for a purchase price of $3.3 million in cash (including the payoff of assumed debt), 5,000 shares of common stock and the assumption of certain liabilities. Additionally, we have opened two new start-up locations in Illinois and Iowa.

  We are also party to non-binding letters of intent to acquire six equipment rental businesses for an aggregate purchase price of $12.6 million in cash (including the payoff of assumed debt). These businesses have a combined eight locations in Canada (2), Illinois (4), Iowa (1) and Kansas (1). Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements, the completion of due diligence investigations and Board of Directors approval.

Business Risks

   The following factors should be considered in addition to the other information contained in this report when evaluating our business and us.

  There are risks related to our growth strategy. A principal component of our growth strategy is to expand through additional acquisitions and start-up locations. Our future growth will depend on a number of factors, including our ability to:

    . identify acceptable acquisition candidates and suitable start-up locations;

     . complete acquisitions and obtain sites for start-up locations on favorable terms;

    . promptly and successfully integrate acquired businesses and start-up locations with our existing operations;

    .  expand our customer base; and

    .  obtain financing to support our expansion.

  We cannot assure you we will successfully expand or that any expansion will result in profitability. The failure to effectively identify, evaluate and integrate acquired businesses and start-up locations could adversely affect our growth prospects. We expect our growth strategy will affect short-term cash flow and net income as we increase our indebtedness and incur expenses to open new locations, make acquisitions and expand our rental fleet. As a result, revenue and operating results may fluctuate. We also cannot assure success in entering new geographic markets, which may have different competitive conditions, seasonality and demographic characteristics than our current markets.

  As we expand through acquisitions and start-up locations, we expect to increase the number of our employees, the scope of our operating and financial systems and the geographic area of our operations. This growth will increase the complexity of our operations and the level of responsibility for our management personnel. We may not be able to attract and retain qualified management and employees and our current operating and financial systems and controls may not be adequate to support our expected growth.

  Our future growth depends on obtaining additional capital. We expect that our future indebtedness will contain restrictive debt covenants. Our ability to remain competitive, sustain our growth and expand our operations through new locations and acquisitions largely depends on our access to capital. We must make ongoing capital expenditures to maintain the condition of our rental fleet in order to remain competitive and provide our customers with high-quality equipment. Historically, we have financed capital expenditures, acquisitions and start-up locations primarily through the issuance of equity securities, secured bank borrowings, the issuance of senior subordinated notes and internally generated cash flow. To implement our growth strategy and meet our capital needs, we plan to issue additional equity securities and incur additional indebtedness in the future. This additional indebtedness would increase our leverage, may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. We cannot assure you that additional capital, if and when required, will be available on acceptable terms, or at all. If we cannot obtain sufficient additional capital in the future, we will have to curtail growth or delay capital expenditures, which would have a material adverse effect on our results of operations and the market price of our common stock.

  Our bank credit facility contains a number of covenants that restrict our ability to dispose of assets or merge, incur debt, pay dividends, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities. This credit facility also contains requirements that we maintain specified financial ratios, including maximum total debt to EBITDA levels and minimum interest coverage amounts. Our ability to finance future acquisitions, start-ups and internal growth is also limited by the covenants contained in the indenture governing our senior subordinated notes.

  As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing may be significantly restricted. We may be prevented from engaging in transactions, including acquisitions, that might be considered important to our growth strategy or otherwise beneficial to us. Any breach of these covenants could cause a default that could cause a substantial portion of our debt, including accrued interest and other fees, to become immediately due and payable. We are not certain whether we would have, or would be able to obtain, sufficient funds to be able to make these accelerated payments.

  We will continue to have substantial indebtedness. Our ability to generate cash in order to service our indebtedness depends on many factors beyond our control. Our leverage is significant in relation to our equity. The level of our indebtedness could have important consequences to us, including the following:

    . our ability to obtain any necessary financing in the future for capital expenditures, working capital, debt service requirements, acquisitions or other purposes may be limited;

    . a substantial portion of our cash flow from operations must be dedicated to the payment of principal of, and interest on, our indebtedness and other obligations;

    . our level of indebtedness could limit our flexibility in planning for, or reacting to changes in, our business;

    .  we will be more highly leveraged than some of our competitors;

    . our high degree of indebtedness will make us more vulnerable to a default and the consequences (such as a bankruptcy or workout) in the event of a downturn in our business; and

    . a substantial portion of our indebtedness accrues interest at variable rates, which makes us vulnerable to future fluctuations in interest rates.

  The equipment rental industry is highly competitive. Our competitors include large national rental companies, equipment manufacturers, regional corporations, smaller independent businesses and equipment vendors and dealers who both sell and rent equipment to customers. Some of our competitors have greater financial resources, are more geographically diverse and have greater name recognition than us. We may encounter increased competition from existing competitors or new market entrants, such as equipment manufacturers, that may be significantly larger and have greater financial and marketing resources than us. Competitors may compete not only for customers, but also for acquisition candidates and start-up locations that could have the effect of increasing prices for acquisitions and limiting available expansion locations.

  Fluctuation in revenue and operating results is likely to continue. Our revenues and operating results vary from quarter to quarter, and we expect them to continue to fluctuate in the future due to:

    .  general econcomic conditions in our markets;

    .  adverse weather conditions;

    .  the timing and cost of acquisitions and start-up locations;

    . the effectiveness of integrating acquired businesses and start-up locations;

    .  the timing of fleet expansion capital expenditures;

    .  the realization of targeted equipment utilization rates;

    .  seasonal rental and purchasing patterns of our customers; and

    .  price changes in response to competitive factors.

  In addition, persistence of any of these factors over an extended period could materially affect our revenues and operating results over a longer period. We will incur various costs in establishing or integrating newly acquired locations or start-ups, and the profitability of a new location is generally expected to be lower in the initial period of its operation.

  We must comply with various safety and environmental regulations. Our operations are subject to federal, state and local laws and regulations governing occupational health and safety and environmental protection. Under these laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of hazardous substances located on such property. These laws often impose such liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of the hazardous substances. Some of our existing and former locations use, and have used, such substances and currently generate, or have generated or disposed of, wastes that are, or may be considered, hazardous or otherwise are subject to applicable environmental requirements. We use hazardous materials such as solvents to clean and maintain our rental fleet. We also generate and dispose waste such as used motor oil, radiator fluid and solvents, and we may be liable under various federal, state and local laws for environmental contamination at facilities where waste is or has been disposed by us. In addition, we dispense petroleum products from underground and above-ground storage tanks located at certain rental locations that we own or lease. We also incur ongoing expenses associated with the removal of older underground storage tanks and other activities to come into compliance with environmental laws, and the performance of appropriate remediation. We cannot assure you that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future, or that we will not indemnify other parties for adverse environmental conditions currently known to us. Any future changes or interpretations, or the indemnification for adverse environmental conditions, could result in additional environmental compliance or remediation costs not currently anticipated by us, which could have a material adverse effect on our business, financial condition or results of operations.

  There may be liabilities associated with acquisitions. There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on each business we may have acquired or may acquire in the future. These liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with applicable federal, state or local environmental requirements by prior owners for which a successor owner may be responsible. We try to minimize these risks by conducting due diligence as we deem appropriate under the circumstances. However, we cannot assure you that we have identified or, in the case of future acquisitions, will identify, all existing or potential risks, or that indemnification obtained from a seller, if any, will be collectible or sufficient to fully offset the possible liabilities associated with the business acquired. Any liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

  Loss of executive officers or directors could adversely affect us. Our future success depends to a significant extent on the contributions of executive officers and directors. The loss of the services of key employees or directors, or the inability to attract additional qualified personnel, could have an adverse effect on our business.

  Some of our liabilities may not be covered by insurance. Our business exposes us to possible claims for personal injury or death resulting from the use of equipment we rent or sell and from injuries caused in motor vehicle accidents in which delivery or service personnel are involved. We carry comprehensive insurance subject to a deductible. We cannot assure that existing or future claims will not exceed the level of our insurance, or that such insurance will continue to be available on economically reasonable terms, if at all.

  Our international operations expose us to additional risks. We recently began operating in Canada. We are also considering operations elsewhere outside of the United States in the future. These operations are subject to risks normally associated with international operations, including currency conversion risks, slower and more difficult accounts receivable collection, greater difficulty and expense in administering business abroad and complying with foreign laws.

  The Year 2000 issue may affect our computer systems. We are aware of the issues associated with the programming code in existing computer and software systems as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, and virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00." The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. We have received confirmation from all of our current significant systems' vendors that each of their systems will properly handle the rollover to the Year 2000. Although there can be no assurance, we believe the potential Year 2000 problem will not have a material effect on our business, financial condition or results of operations.

   Forward-looking statements may prove inaccurate. We have made forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed elsewhere in this report, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

    .  the implementation of our growth strategy;

    .  the integration of acquisitions;

    .  the availability of additional capital;

    .  variations in stock prices and interest rates;

    .  competition and fluctuations in quarterly operating results; and

    . other risks and uncertainties described in our other filings with the SEC.

   We make no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

ITEM 2.      Properties

   We currently operate 245 rental locations in 27 states and one Canadian province, as follows:

   .  Alabama (15)              .  Iowa (7)               .  Ohio (1)
   .  Alberta, Canada (5)       .  Kansas (4)             .  Oklahoma (9)
   .  Arizona (9)               .  Louisiana (8)          .  Pennsylvania (2)
   .  Arkansas (14)             .  Maryland (4)           .  South Carolina (9)
   .  Colorado (8)              .  Minnesota (5)          .  Tennessee (11)
   .  Delaware (3)              .  Mississippi (11)       .  Texas (28)
   .  Florida (23)              .  Missouri (10)          .  Virginia (4)
   .  Georgia (23)              .  Nebraska (3)           .  Wisconsin (4)
   .  Illinois (13)             .  New Mexico (6)
   .  Indiana (1)               .  North Carolina (5)

  Through the completion of the six acquisitions currently under non-binding letters of intent, we expect to add eight locations in Canada (2), Illinois (4), Iowa (1) and Kansas (1).

  Our locations are generally situated in industrial, commercial or mixed-use zones. They generally consist of a customer showroom, an equipment service area and storage facilities. Substantially all of our locations are leased, with terms expiring from 1999 to 2006, most with options to extend. In a number of instances, our rental locations are leased from the former owners of businesses we have acquired.

ITEM 3.  Legal Proceedings

   We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. The ultimate legal and financial liability with respect to pending litigation cannot be estimated with certainty, but we believe, based on our examination of these matters, that the ultimate liability will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

  None.

                                    PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  Our common stock is traded on the New York Stock Exchange under the symbol "RSV." The following table sets forth, for each period indicated, the high and low sales prices for our common stock on the NYSE.

                                                                                 Price
                                                                     ----------------------------
                                                                         High           Low
                                                                     ----------------------------
Year Ended December 31, 1998
        4th quarter.............................................       $26.06         $10.13
        3rd quarter.............................................        37.44          17.75
        2nd quarter.............................................        33.63          23.19
        1st quarter.............................................        24.88          19.31

Year Ended December 31, 1997
        4th quarter.............................................        28.19          22.25
        3rd quarter.............................................        28.06          21.69
        2nd quarter.............................................        26.50          17.50
        1st quarter.............................................        28.00          18.00

  As of February 26, 1999, there were approximately 67 holders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker "street names."

  We have never declared or paid any cash dividends on our common stock. We do not currently intend to declare or pay cash dividends on our common stock. We anticipate all of our earnings and other cash resources, if any, will be retained for the operation and expansion of our business and for general corporate purposes. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, results of operations, level of indebtedness, capital requirements, general business conditions, any contractual restrictions and other factors deemed relevant by the Board of Directors. We are effectively restricted by the terms of our credit facilities from paying cash dividends on our common stock. We may in the future enter into loan or other agreements, or issue debt securities or preferred stock, that restrict the payment of cash dividends on our common stock.

  During the quarter ended December 31, 1998, in connection with a Restricted Stock Agreement dated October 9, 1998, we issued 235,0000 shares of common stock (subject to vesting requirements), to Martin R. Reid, our Chairman and Chief Executive Officer, in consideration of Mr. Reid's past and continued employment. Additionally, we issued 37,252 shares of common stock in connection with certain acquisitions to John Markle (17,929 shares), Homer E. Graham (15,737 shares) and Robert D. Bonnette (3,586 shares). None of these issuances of securities were registered under the Securities Act of 1933.

   Each issuance of securities described above was carried out in reliance on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering. The recipients in each case represented their intention to acquire the securities for investment only and not with a view of distribution. All recipients had adequate access, through employment or other relationships, to information about us.

ITEM 6.  Selected Financial Data

        SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OPERATING DATA
               (Dollars in thousands, except per share amounts)

                                                                                 Year Ended December 31,
                                                          ---------------------------------------------------------------------
Statement of Operations Data (1):                           1994           1995          1996           1997            1998
                                                          ---------    ------------   ----------     -----------     ----------
Revenues:
 Equipment rentals.....................................    $27,775       $ 47,170       $ 94,218       $170,704        $404,185
 Sales of parts, supplies and new equipment............     10,800         14,621         21,919         70,957         130,823
 Sales of used equipment...............................      3,240          4,126         12,217         19,602          43,466
                                                           -------       --------       --------       --------        --------
   Total revenues......................................     41,815         65,917        128,354        261,263         578,474
Cost of revenues:
 Cost of equipment rentals, excluding rental equipment
  depreciation.........................................     16,284         27,854         55,202         87,552         199,773

 Depreciation, rental equipment........................      4,020          7,691         17,840         37,413          87,260
 Cost of sales of parts, supplies and new equipment....      7,978         10,439         15,582         54,739         100,875
 Cost of sales of used equipment.......................      2,320          2,178          8,488         12,927          31,259
                                                           -------       --------       --------       --------        --------
   Total cost of revenues..............................     30,602         48,162         97,112        192,631         419,167
                                                           -------       --------       --------       --------        --------
Gross profit...........................................     11,213         17,755         31,242         68,632         159,307
Selling, general and administrative expense............      4,747          6,421         12,254         20,996          37,230
Depreciation and amortization, excluding rental
 equipment depreciation................................        504          1,186          2,835          5,373          10,244

Amortization of intangibles............................      2,078            718          2,379          3,907          10,333
                                                           -------       --------       --------       --------        --------
Operating income.......................................      3,884          9,430         13,774         38,356         101,500
Interest expense, net..................................        731          3,314          7,063         14,877          50,375
                                                           -------       --------       --------       --------        --------
Income before income taxes and extraordinary items.....      3,153          6,116          6,711         23,479          51,125
Provision for income taxes.............................      1,177          2,401          2,722         10,330          21,933
                                                           -------       --------       --------       --------        --------
Income before extraordinary items......................      1,976          3,715          3,989         13,149          29,192
Extraordinary items (2)................................         --            478          1,269            534              --
                                                           -------       --------       --------       --------        --------
Net income.............................................      1,976          3,237          2,720         12,615          29,192
Redeemable preferred stock accretion...................      1,646          1,717          1,643             --              --
                                                           -------       --------       --------       --------        --------
Net income available to common stockholders............    $   330       $  1,520       $  1,077       $ 12,615        $ 29,192
                                                           =======       ========       ========       ========        ========

Income before extraordinary items per common share.....    $   .08       $    .50       $    .34       $    .96        $   1.33

Income before extraordinary items per common share,
assuming dilution......................................    $   .08       $    .49       $    .33       $    .94        $   1.32

                                                                                   As of December 31,
                                                           ----------------------------------------------------------------------
                                                              1994           1995           1996           1997            1998
                                                           ---------       --------       --------       -------         --------
Selected Operating Data:
Locations at end of period.............................         25               50             94            165             241
Number of acquisitions completed during period.........          1                5             11             22              24

Balance Sheet Data:
Net book value of rental equipment.....................    $24,138         $ 52,818       $116,921       $314,696      $  656,207
Total assets...........................................     48,098          137,832        218,933        699,326       1,352,576
Total debt.............................................     12,752           68,555         68,594        306,975         808,712
Redeemable preferred stock (net of treasury stock).....     26,684           28,401             --             --              --
Common stockholders' equity (deficit)..................     (1,474)              46         95,072        290,781         417,485

(1) Our acquisitions have been accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the statements of operations data from the date of effective control of each acquisition. See
     Note 2 to our consolidated financial statements.

(2) The extraordinary items represent the losses on extinguishment of debt related to various amendments to, or repayments of, our revolving bank credit facility.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. Unless otherwise indicated, all information contained in Item 7 to this Form 10-K is as of February 26, 1999.

Overview

  We are a leader in the rapidly growing equipment rental industry. Since our formation, we have acquired 69 equipment rental businesses comprised of 204 total locations and have opened 70 start-up locations. We have also focused on increasing our revenues and profitability through investments in fleet expansion, the implementation of information systems designed to improve asset utilization and targeted marketing efforts. As a result, we have increased our total revenues from $128.4 million in the year ended December 31, 1996 to $578.5 million in the year ended December 31, 1998, an increase of 351%. Operating income increased from $13.8 million to $101.5 million during the same period, an increase of 637%.

  We have historically financed our acquisitions, start-up locations and capital expenditures primarily through the issuance of equity securities, secured bank borrowings, the issuance of senior subordinated notes and internally generated cash flow. Such financings have significantly increased our interest expense and also resulted in the accretion of dividends on our redeemable preferred stock prior to its redemption in September 1996. Because all of our acquisitions have been accounted for under the purchase method of accounting, our goodwill and other intangibles (including covenants not to compete) have significantly increased, which has led to increasing levels of amortization expense. Following the completion of an acquisition or the opening of a start-up location, we typically incur expenses related to completing and integrating acquisitions and opening start-up locations. These include training employees, installing or converting information systems, facility set-up and marketing expenses. As a result, the profitability of a new location is generally expected to be lower in the initial period of its operation than in subsequent periods. Integration of acquisitions is generally completed within the first three months, while we generally expect start-up locations to achieve normalized profitability after one year. We anticipate that as we continue to implement our growth strategy, new locations will continue to impact our margins until they achieve normalized profitability.

  We are continually involved in the investigation and evaluation of potential acquisitions and start-up locations. Acquisition transactions are typically subject to numerous conditions, including due diligence investigations, environmental review and negotiation of a definitive purchase agreement. In evaluating acquisition targets, we consider, among other things, the target's competitive market position, management team, growth position and the demographic characteristics of the target market. At any time, we may have one or more offers outstanding and may have executed one or more non-binding letters of intent or binding acquisition agreements. We are currently party to non-binding letters of intent to acquire six equipment rental businesses with a combined eight locations in three states and Canada for an aggregate purchase price of $12.6 million in cash (including the payoff of assumed debt). These letters of intent are non-binding and we have not completed our related due diligence investigations. As such, we cannot predict whether these letters of intent will lead to definitive agreements, whether the terms of any definitive agreements will be the same as the terms contemplated by the letters of intent or whether any of these transactions will be consummated.

  We are also party to a merger agreement with NationsRent. Pursuant to this agreement, NationsRent will merge with us and each outstanding share of NationsRent common stock will be converted into 0.355 of a share of our common stock. The merger is expected to be accounted for as a pooling of interests. The merger, which is subject to stockholder approvals and other customary conditions, is expected to close during the second quarter of 1999.

  Our capital expenditures have principally been discretionary expenditures to finance the growth of our rental fleet. However, we must continually reinvest in ongoing capital expenditures in order to acquire and maintain competitive, high-quality equipment. We made capital expenditures of $86.8 million in 1996, $165.1 million in 1997 and $403.6 million in 1998. We depreciate rental equipment over periods ranging from three to seven years (with a 10% salvage value), which has resulted in rental equipment depreciation of $17.8 million in 1996, $37.4 million in 1997 and $87.3 million in 1998. Depreciation related to new rental equipment periodically contributes to short-term margin pressure, since new equipment does not immediately generate revenues at historical utilization rates. In recent years, we have also made significant investments in our service and delivery fleet and our information systems.

1998 Compared to 1997

  Revenues. Total revenues in 1998 increased 121% to $578.5 million from $261.3 million in 1997. This increase was primarily due to the growth related to our significant investment in capital expenditures, the inclusion of revenues from the acquisitions of 24 businesses (consisting of 64 locations) in 1998 and the opening of 20 start-up locations since December 31, 1997. Rental equipment revenues increased 137% to $404.2 million in 1998 from $170.7 million in 1997. This increase was due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 84% to $130.8 million in 1998 from $71 million in 1997. This increase was due primarily to the increased number of rental locations selling these items, the acquisitions of businesses that were dealers for certain new equipment and the acquisition of Industrial Air Tool ("IAT") (effective in our results of operations from March 1, 1997). Sales of used equipment increased 122% to $43.5 million in 1998 from $19.6 million in 1997. This increase was due primarily to the increased disposals resulting from our larger rental fleet and increased customer demand for used rental equipment.

  Gross Profit. Gross profit in 1998 increased to $159.3 million (27.5% of total revenues) from $68.6 million (26.3% of total revenues) in 1997. This increase was primarily attributable to our increased number of locations and larger rental fleet. Gross margin on equipment rentals increased to 29% of equipment rental revenues in 1998 from 26.8% in 1997. This increase was primarily due to our continued focus on cost control and the greater profit flow-through achieved from the larger rental fleet. Gross margin on sales of parts, supplies and new equipment was 22.9% of sales in both 1997 and 1998. Gross margin on sales of used equipment decreased to 28.1% of sales in 1998 from 34.1% in 1997. This decrease was due primarily to increasing sales of relatively younger equipment to meet customer demand. Generally, newer equipment is sold at lower margins than more fully depreciated, older items.

  Selling, General and Administrative Expense. Selling, general and administrative expense in 1998 was $37.2 million (6.4% of total revenues) compared to $21 million (8% of total revenues) in 1997. This increase was the result of the greater number of locations and employees resulting from our acquisitions and start-ups completed since December 31, 1997. The decreasing percentage of total revenues resulted from economies of scale and our continued focus on cost control.

  Depreciation and Amortization, excluding rental equipment depreciation. Depreciation and amortization in 1998 was $10.2 million (1.8% of total revenues) compared to $5.4 million (2.1% of total revenues) in 1997. This increase was primarily attributable to the larger fleet of service and delivery vehicles in 1998 versus 1997, which has grown as a result of our increased number of locations and larger rental fleet.

  Amortization of Intangibles. Amortization of intangibles in 1998 was $10.3 million (1.8% of total revenues) compared to $3.9 million (1.5% of total revenues) in 1997. This increase was due to the additional goodwill and covenants not-to-compete associated with acquisitions completed since December 31, 1997.

  Interest Expense, net. Interest expense in 1998 was $50.4 million compared to $14.9 million in 1997. This increase was the result of our increased average debt outstanding in 1998 versus 1997 and from the issuance of our 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") at a higher rate than our other debt. Our increased debt has resulted from acquisitions, capital expenditures and start-up locations financed under our credit facilities and from the issuance of the Senior Subordinated Notes. Interest expense will continue to increase in subsequent periods to the extent we borrow under our credit facilities, or otherwise, to fund acquisitions, capital expenditures and start-up locations.

  Provision for Income Taxes. Provision for income taxes was $21.9 million in 1998 compared to $10.3 million in 1997. Our effective tax rate was 42.9% for 1998 compared to 44% for 1997. The decrease in our effective tax rate was a result of our increased profitability, which has lessened the impact of higher levels of non-deductible items (primarily goodwill).

  Extraordinary Items. In connection with the implementation of an amendment to our revolving line of credit (the "Revolver") in January 1997, we wrote off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000. This write-off has been classified as an extraordinary item, net of income taxes of $386,000, in the 1997 consolidated statement of operations.

1997 Compared to 1996

  Revenues. Total revenues in 1997 increased 104% to $261.3 million from $128.4 million in 1996. This increase was primarily due to the inclusion of revenues from the acquisitions of 22 businesses (consisting of 64 locations) and the opening of 16 start-up locations since December 31, 1996. Also contributing to the increased revenues was the larger rental fleet resulting from our significant investment in capital expenditures. Equipment rental revenues increased 81% to $170.7 million in 1997 from $94.2 million in 1996. This increase was due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 224% to $71 million in 1997 from $21.9 million in 1996. This increase was due primarily to the acquisition of IAT (effective in our results of operations from March 1, 1997), the increased number of rental locations selling these items and the 1997 acquisitions of businesses that were dealers for certain new equipment. Sales of used equipment increased 60% to $19.6 million in 1997 from $12.2 million in 1996. This increase was due to the larger rental fleet and our continuing strategy of selling older rental fleet items.

  Gross Profit. Gross profit in 1997 increased to $68.6 million (26.3% of total revenues) from $31.2 million (24.3% of total revenues) in 1996. Gross margin on equipment rentals increased to 26.8% of equipment rental revenues in 1997 from 22.5% in 1996. This increase was primarily due to the improved gross profit resulting from our focus on cost control. Gross margin on sales of parts, supplies and new equipment decreased to 22.9% of sales in 1997 from 28.9% in 1996. This decrease was due primarily to the acquisition of IAT, and a change in the product mix of parts, supplies and new equipment sales. Excluding the effect of the acquisition of IAT, our gross margin on sales of parts, supplies and new equipment would have been 26.2% in 1997. We believe the gross margin on sales of parts, supplies and new equipment will likely remain at this lower level due to the impact of IAT's product sales, which generally have had lower gross margins than the parts, supplies and new equipment sold by us prior to the acquisition of IAT. Gross margin on sales of used equipment increased to 34.1% of sales in 1997 from 30.5% in 1996. This increase was due primarily to a change in the mix and age of the equipment being sold.

  Selling, General and Administrative Expense. Selling, general and administrative expense was $21 million (8% of total revenues) in 1997 compared to $12.3 million (9.5% of total revenues) in 1996. This increase was the result of the greater number of locations and employees resulting from our acquisitions and start-ups.

  Depreciation and Amortization, excluding rental equipment depreciation. Depreciation and amortization was $5.4 million (2.1% of total revenues) in 1997 compared to $2.8 million (2.2% of total revenues) in 1996. This increase was primarily attributable to the larger fleet of service and delivery vehicles in 1997 versus 1996, which has grown as a result of our increased number of locations and larger rental fleet.

  Amortization of Intangibles. Amortization of intangibles was $3.9 million (1.5% of total revenues) in 1997 compared to $2.4 million (1.9% of total revenues) in 1996. This increase was due to the additional goodwill and covenants not-to-compete associated with acquisitions completed since December 31, 1996.

  Interest Expense, net. Interest expense was $14.9 million in 1997 compared to $7.1 million in 1996. This increase was the result of our increased average debt outstanding in 1997 versus 1996. Our increased debt has resulted from acquisitions, capital expenditures and start-up locations financed under our credit facilities. Interest expense will continue to increase in subsequent periods to the extent we borrow under our credit facilities, or otherwise, to fund acquisitions, capital expenditures and start-up locations.

  Provision for Income Taxes. Provision for income taxes was $10.3 million in 1997 compared to $2.7 million in 1996. Our effective tax rate was 44% for 1997 compared to 40.6% for 1996. The increase in our effective tax rate was a result of increased levels of non-deductible items (primarily goodwill).

  Extraordinary Items. In connection with the implementation of an amendment to the Revolver in January 1997, we wrote off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000. This write-off has been classified as an extraordinary item, net of income taxes of $386,000, in the 1997 consolidated statement of operations.

Liquidity and Capital Resources

  Our primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. We have historically financed these activities primarily through the issuance of equity or debt securities, secured bank borrowings and net cash provided by operating activities. We had cash and cash equivalents of $8.9 million at December 31, 1997 and $3.5 million at December 31, 1998.

  Operating activities. Our operating activities provided net cash flow of $23.5 million in 1996, $46 million in 1997 and $67.5 million in 1998. The principal causes for the variations in operating cash flow between years were higher net income and increased depreciation and amortization, offset by higher accounts receivable.

  Investing activities. Net cash used in investing activities was $84.7 million in 1996, $424.4 million in 1997 and $641.8 million in 1998. The increases between years were attributable to a higher combined level of acquisitions and capital expenditures. Acquisition spending totaled $27.3 million in 1996, $278.9 million in 1997 and $281.6 million in 1998. In addition, we made capital expenditures of $86.8 million in 1996, $165.1 million in 1997 and $403.6 million in 1998. Capital expenditures were primarily for purchases of rental equipment. Included in investing activities were proceeds from the sale of used equipment of $12.7 million in 1996, $19.6 million in 1997 and $43.5 million in 1998. Also included in investing activities were proceeds from assets held for sale of $16.7 million in 1996.

  Financing activities. Net cash provided by financing activities was $61.3 million in 1996, $385.9 million in 1997 and $568.7 million in 1998. During 1998, the net cash provided by financing activities was primarily from the sale of 3,018,872 shares of common stock in a public offering completed in August, from the issuance of the Senior Subordinated Notes in May and from borrowings under the Revolver. During 1997, the net cash provided by financing activities was primarily from the sales of common stock in the public offerings completed in June (3,000,000 shares) and December (4,345,224 shares) and from borrowings under our credit facilities. During 1996, the net cash provided by financing activities was primarily from the sale of 6,027,813 shares of common stock in our initial public offering in September and from borrowings under the Revolver.

  Through the application of the proceeds from our common stock offerings, we improved our liquidity and capital resources by replacing a portion of our secured debt, as well as the related interest and debt obligations, with common stock. Specifically, we used these proceeds to reduce the outstanding indebtedness under our Revolver to provide borrowing availability for general corporate purposes, including acquisitions and discretionary capital expenditures.

  Prior to December 2, 1997, our principal source of liquidity was the Revolver, which consisted of a revolving line of credit and availability of letters of credit. From time to time, we have amended the Revolver to, among other things, increase its availability, adjust the interest rate margins, extend its maturity date and modify various covenants. On December 2, 1997, we amended and restated the Revolver to increase our total available financing to $600 million. This increase consisted of an increase in the availability under the Revolver to $500 million and the implementation of a new $100 million term loan (the "Term Loan," and together with the Revolver, the "Bank Facility").

  On November 24, 1998, we amended the Bank Facility to, among other things, (i) increase the availability under the Revolver to $650 million; (ii) increase the interest rate margins for the Revolver by 0.50%; (iii) increase the allowed levels of capital expenditures and investments to $335 million in 1998, $325 million in each of 1999 and 2000, $400 million in 2001, $525 million in 2002, $625 million in 2003 and $725 million in 2004 (plus amounts reinvested from asset sales); (iv) adjust certain financial and other covenants, including the minimum interest coverage and maximum total debt to EBITDA ratios; (v) increase the allowed level of acquisitions to $300 million plus the net cash proceeds from any equity or permitted subordinated debt offerings completed during the term of the Bank Facility; (vi) increase the commitment fee to 0.50% of the unused commitment, with reductions available based on our achievement of specified total debt to EBITDA ratios; and (vii) extend the maturity date of the Revolver to November 24, 2003. Effective December 31, 1998, we further amended the Bank Facility to increase the allowed level of investments and capital expenditures for 1998 to $365 million (plus amounts reinvested from asset sales).

  The amended and restated Revolver contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on our achievement of specified total debt to EBITDA ratios. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of our domestic subsidiaries and (ii) 100% of the value (lower of net book value or orderly liquidation value) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 85% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 80% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the Revolver.

  The Term Loan consists of a $100 million seven-year term loan facility, of which $99 million is currently outstanding. It requires mandatory principal payments of $1 million on each of its first six anniversaries (1998 - 2003), with the remaining principal balance due at maturity (December 2, 2004). Interest on the Term Loan is payable at either the prime rate plus 2.25% or the Eurodollar rate plus 3.75% (at our option).

  The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, our ability to: (i) incur additional indebtedness; (ii) incur liens on our property; (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. At December 31, 1998, we were in compliance with all covenants of the Bank Facility.

  Borrowings under the Bank Facility are secured by all of the personal property of our domestic subsidiaries and a pledge of the capital stock and intercompany debt of those subsidiaries. We are a guarantor of the obligations of our domestic subsidiaries under the Bank Facility, and have granted liens on substantially all of our assets (including the stock of our domestic subsidiaries) to secure such guaranty. The Bank Facility also restricts us from declaring or paying dividends on our common stock. In addition, our domestic subsidiaries are guarantors of the obligations of the other subsidiaries under the Bank Facility. The Bank Facility also includes a $2 million letter of credit facility. A commitment fee equal to 0.50% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears. The obligation of the lenders to make loans or issue letters of credit under the Bank Facility is subject to certain customary conditions.

  At February 26, 1999, the principal amount outstanding under the Revolver was $491.4 million, the average interest rate on such borrowings was 7.2%, and $158.6 million was available for borrowing under the Revolver.

  On August 21, 1998, Rental Service Corporation of Canada Ltd. ("RSC Canada"), a wholly owned subsidiary of RSC, entered into a Cdn. $28 million revolving line of credit with lenders (or affiliates) who are parties to the Bank Facility (the "Canadian Credit Facility"). The total amount of credit available under the Canadian Credit Facility is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of RSC Canada and (ii) 85% of the value (lower of net book value or orderly liquidation value) of eligible rental equipment of RSC Canada. The Canadian Credit Facility contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on RSC's achievement of specified total debt to EBITDA ratios. The Canadian Credit Facility is secured by substantially all of the assets of RSC Canada, and any subsidiary of RSC Canada. The Canadian Credit Facility is guaranteed by RSC, with the guarantee being secured by the stock of RSC Canada. The Canadian Credit Facility expires on December 2, 2002 and contains certain other terms substantially similar to those contained in the Bank Facility. At December 31, 1998, we were in compliance with all covenants of the Canadian Credit Facility. At February 26, 1999, there was $3.2 million outstanding under the Canadian Credit Facility, with $3 million available for borrowing.

  On May 13, 1998 we issued $200 million aggregate principal amount of 9% Senior Subordinated Notes due 2008 in a private placement pursuant to Rule 144A. The net proceeds of the offering were used to repay indebtedness under the Revolver in order to provide borrowing availability for general corporate purposes, including acquisitions. The Senior Subordinated Notes call for semi-annual interest payments on May 15 and November 15 of each year (beginning November 15, 1998) and mature on May 15, 2008. The Senior Subordinated Notes are guaranteed by substantially all of our current and future domestic subsidiaries, and contain covenants restricting additional indebtedness, certain payments by us and our subsidiaries, asset sales, liens, mergers and consolidations and transactions with affiliates.

  Acquisitions and Start-ups. As part of our growth strategy, we are continually involved in the investigation and evaluation of potential acquisitions and start-up locations. We are currently evaluating a number of acquisition opportunities and start-up locations and may at any time be a party to one or more non-binding letters of intent or acquisition agreements. At December 31, 1998, we operated 241 locations throughout the United States and Canada. Since that time, we have completed one acquisition of an equipment rental business with two locations and have opened two new start-up locations. This brings our current number of locations to 245.

  During 1998, we completed 24 acquisitions of equipment rental businesses with a combined total of 64 locations in 20 states and Canada. These acquisitions were completed for an aggregate purchase price of $281.6 million in cash (including the payoff of assumed debt), 712,629 shares of common and the assumption of certain liabilities. Additionally, up to 128,859 shares of common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies, of which 42,953 shares were earned and payable at December 31, 1998.

  During 1997, we completed 22 acquisitions of equipment rental businesses with a combined total of 64 locations in 19 states. These acquisitions were completed for an aggregate purchase price of $278.9 million in cash (including the payoff of assumed debt), 1,299,709 shares of common stock (of which 111,319 shares will be issued in future years) and the assumption certain liabilities. Additionally, up to 197,738 shares of common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies, of which 65,913 shares were issued during 1998 and an additional 65,913 shares were earned and payable at December 31, 1998.

  During 1996, we completed eleven acquisitions of equipment rental businesses with a combined total of 25 locations in seven states. These acquisitions were completed for an aggregate purchase price of $27.3 million in cash (including the payoff of assumed debt), and the assumption of certain liabilities.

  During 1998, we opened 20 new start-up locations in 13 states. We also consolidated eight of our locations with other locations serving the same markets during 1998. During 1997, we opened 16 new start-up locations in ten states. We also consolidated seven of our locations with other locations serving the same markets and closed two under-performing stores during 1997. During 1996, we opened 19 new start-up locations in eight states.

  Subsequent to December 31, 1998, we have completed one acquisition of an equipment rental business with two locations in North Carolina for a purchase price of $3.3 million in cash (including the payoff of assumed debt), 5,000 shares of common stock and the assumption of certain liabilities. Additionally, we have opened two new start-up locations in Illinois and Iowa.

  We are also party to non-binding letters of intent to acquire six equipment rental businesses for an aggregate purchase price of $12.6 million in cash (including the payoff of assumed debt). These businesses have a combined eight locations in Canada (2), Illinois (4), Iowa (1) and Kansas (1). Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements, the completion of due diligence investigations and Board of Directors approval.

  On January 20, 1999, we entered into a definitive merger agreement with NationsRent. The merger agreement provides, subject to the terms and conditions set forth therein, for NationsRent to be merged with and into RSC. Following the merger, NationsRent's subsidiaries will become wholly owned subsidiaries of RSC. At the effective time of the merger, (i) each outstanding share of NationsRent common stock will be converted into 0.355 of a share of RSC's common stock and (ii) all outstanding options to purchase shares of NationsRent common stock will be assumed by us and converted into options to purchase RSC common stock subject to adjustment for the exchange ratio.

  General. Our liquidity and capital resources have been, and will continue to be, significantly impacted by our growth strategy and the need to offer customers a modern and well-maintained rental fleet. To pursue our growth strategy, we must be able to complete acquisitions, open start-up locations and make the capital expenditures necessary to expand and maintain our rental fleet. We are presently obligated, under non-cancellable purchase commitments, to purchase $177.6 million of equipment. These equipment purchases are expected to be financed with cash flow from operations and through borrowings under the Revolver.

  We believe our cash flow from operations, together with availability under the Revolver and vendor financing in appropriate cases, will be sufficient to support our operations and capital liquidity requirements for at least the next twelve months. However, if significant additional acquisition opportunities arise, we may need to seek additional capital. These acquisitions and discretionary capital expenditures could be financed through the incurrence of additional indebtedness (including convertible debt) or the issuance of common or preferred stock

(which may be issued to third parties or to sellers of acquired businesses), depending on market conditions. If this financing were not available, our growth strategy could be hampered and our cash flow from operations reduced, thereby constraining funds available for growth and acquisitions. Additional indebtedness generally would increase our leverage and may make us more vulnerable to economic downturns. It may also limit our ability to withstand competitive pressures. There can be no assurance our business will generate sufficient cash flow or that future borrowings or additional capital, if and when required, will be available on terms acceptable to us, or at all.

Environmental

  Our operations are subject to federal, state and local laws and regulations governing, among other things, occupational health and safety and environmental protection. Under these laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of hazardous substances located on such property. We incur ongoing expenses associated with the removal of older underground storage tanks and other activities to come into compliance with environmental laws, and the performance of appropriate remediation. We have accrued $213,000 at December 31, 1998 related to environmental remediation. The actual costs of remediating these environmental conditions may be different than that accrued by us due to the difficulty in estimating these costs and due to potential changes in the status of legislation and state reimbursement programs. We believe the impact of this remediation on our financial position and results of operations will not be material.

Income Taxes

  At December 31, 1998, we had net operating loss carryforwards for federal income tax purposes of $39.1 million. These federal carryforwards expire in the years 2005 through 2018. In addition, we had combined state net operating loss carryforwards of $48.2 million. These state carryforwards expire in the years 1999 through 2018. $11.8 million of the federal and $3.6 million of the state net operating loss carryforwards relate to certain of our acquisitions. The acquired separate company net operating loss carryforwards are subject to restrictions in accordance with Internal Revenue Code Section 382. The ultimate utilization of these carryforwards is further limited based upon the future profitability of the acquired entities. For financial reporting purposes, a valuation allowance of $5 million at December 31, 1998 has been recognized to offset the deferred tax asset related to the net operating loss carryforwards obtained in connection with these acquisitions.

  We also have alternative minimum tax credit carryforwards of $10.3 million for federal income tax purposes and $200,000 for state income tax purposes that are available to offset future regular income tax that is in excess of the alternative minimum tax in a given year. $2.1 million of the federal and all of the state alternative minimum tax credit carryforwards relate to certain of our acquisitions. Limitations similar to those restricting the use of acquired company net operating loss carryforwards also restrict the use of these acquired company alternative minimum tax credit carryforwards. For financial reporting purposes, a valuation allowance of $2.4 million at December 31, 1998 has been recognized to offset the deferred tax asset related to the alternative minimum tax credit carryforwards obtained in connection with these acquisitions.

  Any tax benefit resulting from the utilization of the net operating loss or alternative minimum tax credit carryforwards obtained in connection with our acquisitions will be accounted for as a reduction of the purchase price of the acquired entities in the periods they are realized.

Inflation and General Economic Conditions

  We have never operated in a period of sustained inflation. Therefore, although we cannot accurately anticipate the effect of inflation, we do not believe inflation has had, or is likely in the foreseeable future to have, a material impact on our business or results of operations. Our operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors. Current global economic conditions could lead to a decline in the overall U.S. economy, which could result in a slowdown in construction activities and a related decrease in equipment rentals. In addition, our operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments by us under our variable rate credit facilities.

Year 2000

  We are aware of the issues associated with the programming code in existing computer and software systems as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures.

  We have completed an initial evaluation of our internal systems and have received confirmation from all of our current significant systems' vendors that each of their systems will properly handle the rollover to the Year 2000. Our systems are generally newer and have been originally designed to be Year 2000 compliant. The costs of developing the portions of our systems related to Year 2000 issues are therefore part of our total information systems costs and are not separately tracked. Additionally, we are continuing to perform internal testing of our systems with respect to Year 2000 issues. The testing completed to-date has not resulted in any significant problems. We also plan to have independent testing of our systems completed during the second quarter of 1999. Although there can be no assurance, we believe the potential Year 2000 problem will not have a material effect on our financial position or results of operations.

  We are also surveying our equipment vendors and other major service providers to provide reasonable assurances as to their state of readiness related to the Year 2000. Risk assessments and contingency plans, where required, are expected to be finalized during the first half of 1999. To the extent vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, we will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed on a timely basis or that qualified replacement vendors and service providers will be available. Any failure of third parties' systems could have a material adverse impact on our computer systems and operations, however, we believe the impact of any failure would be limited, as there are multiple vendors for the types of equipment we purchase. Additionally, Year 2000 problems involving third parties may have a negative impact on the general economy or on the ability of businesses to receive essential services (i.e., telecommunications, utilities, banking services, etc.). Any such occurrence could have a material adverse effect on our business and financial condition.


ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk

  Our exposure to market risk is limited to interest rate risk associated with our variable rate credit facilities and foreign currency exchange rate risk associated with our Canadian operations. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk.

  At December 31, 1998, we had $503.8 million outstanding under our Revolver at an interest rate of 7.8%. Additionally, we had $3.4 million outstanding under our Canadian Credit Facility at an interest rate of 8.75%. Interest rates on these credit facilities have remained relatively stable over the past year, and we anticipate these rates will only moderately fluctuate over the next year.

  The functional currency for our Canadian operations is the Canadian dollar. As such, there is potential exposure to our future earnings to changes in exchange rates. Given the level of income we derived from our Canadian operations ($489,000 in 1998), we consider this exposure to be minimal. A 10% change in exchange rates would not have a significant impact on our future earnings.


ITEM 8.      Financial Statements and Supplementary Data

  The financial statements and supplementary data required here are set forth as indicated in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," and are incorporated herein by reference.


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  None.

                                    PART III


ITEM 10.      Directors and Executive Officers of the Registrant

  The table below sets forth certain information with respect to the directors and executive officers of RSC:


Name                                   Age    Title
----                                   ---    -----
Martin R. Reid.....................    56     Chairman of the Board and Chief Executive Officer
Robert M. Wilson...................    41     Executive Vice President, Chief Financial Officer, Secretary and
                                              Treasurer
Ronald Halchishak..................    51     Senior Vice President of Operations
David G. Ledlow....................    40     Senior Vice President of Operations
Douglas A. Waugaman................    40     Senior Vice President of Operations
John Markle........................    43     Senior Vice President of Strategy and Chief Information Officer
David B. Harrington................    45     Senior Vice President of Human Resources
Milfred E. Howard..................    51     Senior Vice President of Sales and Marketing
William M. Barnum, Jr..............    44     Director
James R. Buch......................    45     Director
David P. Lanoha....................    49     Director
Christopher A. Laurence............    31     Director
Eric L. Mattson....................    47     Director
Britton H. Murdoch.................    41     Director
John M. Sullivan...................    63     Director

  Martin R. Reid was elected as a director and Chief Executive Officer of RSC in June 1994. He became Chairman of the Board in October 1995. From October 1993 to February 1998, he served as a director of Tuboscope Vetco International Corporation, a provider of oilfield-related inspection and coating services. He served as Chief Executive Officer of Tuboscope from May 1991 to October 1993 and as Chairman of the Board of Directors from October 1990 to April 1996. From September 1986 to June 1990, he was Chief Executive Officer of Eastman Christensen Co., a provider of oil and gas drilling systems. He was also Vice Chairman of Eastman Christensen Co. from August 1989 to June 1990. He is also a director of HDA Parts System, Inc.

  Robert M. Wilson joined RSC in April 1997 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. In November 1998, he was promoted to the position of Executive Vice President, Chief Financial Officer, Secretary and Treasurer. From October 1994 until joining RSC, he served as Senior Vice President of Operations, Finance and Administration for Shade/Allied Inc. From September 1989 through October 1994, he served in various positions at Simon Engineering plc, including Vice President of Finance for the United States holding company and President of Simon LGI. He is a Certified Public Accountant, and has public accounting experience with Arthur Andersen and Co.

  Ronald Halchishak joined RSC in October 1991 as Vice President of Purchasing and Director of Safety. He became Region Manager for California in 1994. He was appointed Regional Vice President of Operations in January 1995, and was promoted to Senior Vice President of Operations in December 1996. Prior to joining RSC, he worked for 13 years at Hertz Equipment Rental Corporation in various positions, including Director of European Operations and Region Manager of the Midwest Division.

  David G. Ledlow joined RSC in conjunction with our acquisition of Walker Jones Equipment, Inc. in 1992. He had been employed by Walker Jones since 1982, serving most recently as its Vice President of Marketing. He was promoted to Regional Vice President of Operations of RSC in February 1993, and to Senior Vice President of Operations in December 1996.

  Douglas A. Waugaman has served as a Senior Vice President of Operations of RSC since April 1997. From January 1994 through April 1997, he served as Vice President, Chief Financial Officer, Secretary and Treasurer of RSC. From June 1993 until joining RSC, he served as Operations Manager for Plastiglide Manufacturing Corporation, a subsidiary of Illinois Tool Works. From September 1991 until June 1993, he was Vice President of Finance for Knapp Communications Corporation, a magazine publisher. From September 1989 until September 1991, he was Controller for Plastiglide Manufacturing Corporation. He is a Certified Public Accountant, and has public accounting experience with Arthur Andersen and Co.

  John Markle was promoted to the position of Senior Vice President of Strategy and Chief Information Officer of RSC in November 1998. From January 1998 until this promotion, he served as a Senior Vice President of Operations of RSC. He joined RSC in conjunction with the acquisition of Center Rentals & Sales in December 1997. Prior to joining RSC, he served as President of Center since 1989. Prior to joining Center, he spent ten years with Power Rental.

  David B. Harrington joined RSC in June 1997 as Senior Vice President of Human Resources. Prior to joining RSC, he worked for 19 years at General Electric in various positions, including the most recent six years as Senior Vice President of Human Resources for GE Capital Technology Management Services.

  Milfred E. Howard has served as Senior Vice President of Sales and Marketing of RSC since August 1998. From June 1997 through July 1998, he served as the Vice President of Sales for our industrial division. Prior to joining RSC, he served as Vice President of Sales for Hertz Equipment Rental Corporation.

  William M. Barnum, Jr. has served as a director of RSC since our formation in 1992. He served as Chairman of the Board from June 1993 through October 1995. He is a general partner of Brentwood Buyout Partners, L.P. ("BBP"), the general partner of Brentwood RSC Partners, L.P., a stockholder of RSC. He was an associate at Morgan Stanley & Co. Incorporated from October 1981 until joining Brentwood Associates, an affiliate of Brentwood RSC Partners, in July 1984. He is also a director of Quiksilver, Inc. and several privately held companies.

  James R. Buch has served as a director of RSC since October 1995. From October 1990 through April 1996, he served as President and Chief Executive Officer of Evans Rents, Inc. From April 1997 through December 1998, he served as the Chief Executive Officer of Classroom Connect, Inc. Previously, he served as Director of U.S. Operations for Brittania Security Group.

  David P. Lanoha has served as a director of RSC since January 1998. He initially joined RSC as a Senior Vice President of Operations in conjunction with the acquisition of Center Rentals & Sales in December 1997. He served in various capacities at Center, most recently as Chairman of the Board (from October 1989 to December 1997) and President (from May 1984 to October 1989).

  Christopher A. Laurence has served as a director of RSC since October 1995. He is a general partner of Brentwood Associates and a member of Brentwood Private Equity LLC. Prior to joining Brentwood Associates in 1991, he was an analyst at Morgan Stanley & Co. Incorporated. He is also a director of HDA Parts System, Inc.

  Eric L. Mattson has served as a director of RSC since December 1996. He is, and has been, Senior Vice President and Chief Financial Officer of Baker Hughes Incorporated ("BHI") since July 1993. For more than five years prior to 1993, he was Vice President and Treasurer of BHI. Mr. Mattson is also a director of Tuboscope.

  Britton H. Murdoch has served as a director of RSC since January 1997. Since July 1997, he has been a Managing Director and Principal of V-Span, Inc., a privately held company. He also served as Chief Financial Officer of Internet Capital Group, LLP, a privately held company, from 1997 until June 1998. He is currently the Advisory Board Venture Partner for Internet Capital Group. From 1990 to 1996, he was Vice President and Chief Financial Officer of Airgas, Inc., an industrial gas distribution and manufacturing company. From 1987 to 1990, he was Vice President of Corporate Development of Airgas. He is also a director of Founders' Bank, a subsidiary of Susquehanna Bancshares, Inc.

  John M. Sullivan has served as a director of RSC since July 1997. He is presently a director of The Scotts Company, Bell Sports Corp. and Silver Cinemas International, Inc. From October 1987 to January 1993, he was Chairman of the Board and Chief Executive Officer of Prince Holdings, Inc. Prior to that, and since September 1984, he was President of Prince Holdings and Vice President of Chesebrough-Pond's, Inc.

  Our Board of Directors presently consists of eight members, including four independent directors. Directors of RSC serve until their successors are elected and qualified or until the director resigns or is removed. Officers of RSC serve at the discretion of the Board of Directors. There are no family relationships among the executive officers or directors of RSC.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC, and to furnish us with copies of those reports. To our knowledge, based solely on our review of the copies of those reports and written representations we have received, we believe all filings have been made in a timely manner, except that John Markle filed one Form 4 late.

Committees of the Board of Directors

  The Board of Directors has the following standing committees: the Audit Committee, the Compensation Committee, the Acquisition Committee and the Nominating Committee.

  The Audit Committee was established on August 20, 1996 to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the scope and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of RSC's internal accounting controls. The Audit Committee consists of Messrs. Buch, Mattson and Lanoha. The Audit Committee met two times during 1998.

  The Compensation Committee was established on December 5, 1996 to establish remuneration levels for our executive officers and to implement our stock option plans and any other incentive programs. The Compensation Committee consists of Messrs. Murdoch and Sullivan. The Compensation Committee met three times during 1998.

  The Acquisition Committee was established on September 30, 1997 to approve acquisitions in which the consideration to be paid by RSC is less than $10 million. The Acquisition Committee consists of Messrs. Reid and Laurence.

  The Nominating Committee was established on February 25, 1998 to make recommendations regarding the nomination of members of the Board of Directors. The Nominating Committee consists of Messrs. Barnum, Mattson and Murdoch.

Compensation Committee Interlocks and Insider Participation

  Prior to December 5, 1996, we had no compensation committee or other committee of the Board performing similar functions. Accordingly, decisions concerning compensation of our executive officers were made by the entire Board. Other than Mr. Reid, none of our officers or employees participated in deliberations concerning such compensation matters.

  Mr. Reid was an executive officer of Tuboscope until April 1996. Until February 1998, he served on the Executive Committee of the Board of Directors of Tuboscope, which is responsible for Tuboscope's compensation policies. Mr. Mattson is also a director of Tuboscope.

Compensation of Directors

  We reimburse our directors for their out-of-pocket expenses incurred in connection with attending meetings of the Board. In addition to reimbursement for out-of-pocket expenses, all non-employee members of the Board receive $10,000 per year (payable $2,500 per quarter) as compensation for serving on the Board, plus $1,500 for attendance at each Board meeting and $500 for attendance at each committee meeting. Each committee chairman receives an additional $1,500 per year. All non-employee directors also receive non-qualified stock options under one of our stock option plans, as described in Item 11 to this Form 10-K.

Limitations on Liability and Indemnification Matters

  Our certificate of incorporation provides that our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty as a director, except in certain cases where liability is mandated by Delaware corporate law. The provision has no effect on any non-monetary remedies that may be available to us or our stockholders, nor does it relieve us or our directors from compliance with federal or state securities laws. Our bylaws generally provide that we shall indemnify, to the fullest extent permitted by law, any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action, suit, investigation, administrative hearing or any other proceeding (each, a "Proceeding") by reason of the fact that he is or was a director or officer of RSC, or is or was serving at our request as a director, officer, employee or agent of another entity, against expenses (including attorneys' fees) and losses, claims, liabilities, judgments, fines and amounts paid in settlement actually incurred by such person in connection with such Proceeding. In addition, we have obtained director and officer liability insurance that insures our directors and officers against certain liabilities.

ITEM 11.  Executive Compensation

  Summary Compensation Table. The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers") for all services rendered in all capacities to us during the years ended December 31, 1998, 1997 and 1996:


                           Summary Compensation Table

                                                                                                                 Long-Term
                                                                       Annual Compensation                      Compensation
                                                            -----------------------------------------   --------------------------
                                                                                           All          Restricted     Securities
                                                                                          Other            Stock       Underlying
          Name and Principal Position              Year   Salary ($)   Bonus ($)(1)  Compensation ($)    Awards ($)   Options (#)
          ---------------------------              ----   ----------   ------------  ----------------   ------------   -----------
Martin R. Reid
 Chairman and Chief Executive Officer.........     1998    516,704        500,000         10,500(2)      3,466,057(3)   173,411(4)
                                                   1997    339,361        300,000         10,122(2)             --      200,000(4)
                                                   1996    294,231         84,375          5,641(2)             --           --
Robert M. Wilson
 Executive Vice President, Chief Financial
 Officer, Secretary and Treasurer.............     1998    180,796        103,185          4,209(2)             --       16,000
                                                   1997     99,300             --         75,287(5)             --       75,000
                                                   1996         --             --             --                --           --
Ronald Halchishak
 Senior Vice President of Operations..........     1998    173,193        123,058          2,128(2)             --       16,000
                                                   1997    148,260         75,000          1,408(2)             --           --
                                                   1996    150,000        100,000            910(2)             --       71,250
David G. Ledlow
 Senior Vice President of Operations..........     1998    154,274        120,000            522(2)             --       16,000
                                                   1997    137,132         75,000         16,754(2)             --           --
                                                   1996    117,692         36,709          4,200(2)             --       71,250
Douglas A. Waugaman
 Senior Vice President of Operations..........     1998    179,216        149,960          1,887(2)             --       16,000
                                                   1997    166,531        200,000          2,121(2)             --      100,000
                                                   1996    155,923         42,900          7,149(2)             --           --

(1) The amount of bonus earned in each fiscal year is paid, and accounted for in this table, in the next succeeding fiscal year. Bonuses earned with respect to fiscal 1998 have not yet been finalized.

(2) Consists of one or more of the following: (i) an automobile allowance, (ii) relocation expenses reimbursed by us, and (iii) insurance premiums paid by us for life insurance and disability policies covering the officer.

(3) At December 31, 1998, Mr. Reid held 261,589 shares of restricted stock with an aggregate market value of $4.1 million (based on the market price of our common stock as reported on the NYSE on December 31, 1998). This restricted stock is subject to vesting in equal installments over four years from the respective dates of grant; however, the vesting may be accelerated under certain circumstances, including a change of control.

(4) In January 1998, Mr. Reid entered into an employment agreement with us. In connection with this agreement, Mr. Reid's 200,000 then-outstanding options to purchase common stock became immediately exercisable. Additionally, Mr. Reid was granted stock options to purchase 190,000 shares of common stock, vesting in equal installments over four years (or earlier if certain performance criteria are met, or upon a change of control). On February 25, 1998, Mr. Reid surrendered to us options to purchase 57,000 shares of common stock. These surrendered options are not included in this table. On April 29, 1998, Mr. Reid was granted stock options to purchase 40,411 shares of common stock, vesting in equal installments over four years (or earlier if certain performance criteria are met, or upon a change of control).

(5) Consists of relocation expenses reimbursed by us ($70,309), an automobile allowance and insurance premiums paid by us for life insurance and disability policies covering Mr. Wilson.

  Stock Options Granted in Fiscal 1998. The following table sets forth information concerning individual grants of stock options made by us during the year ended December 31, 1998 to each of the Named Executive Officers.

                       Option Grants in Last Fiscal Year

                                                                                                               Potential Realizable
                                                                                                                 Value at Assumed
                                                                  Individual Grants                               Annual Rates of
                                      ---------------------------------------------------------------------         Stock Price
                                          Number of           Percent of Total                                    Appreciation for
                                         Securities           Options Granted      Exercise or                      Option Term
                                      Underlying Options        to Employees        Base Price   Expiration   ----------------------
                                        Granted (#)(1)         in Fiscal Year         ($/Sh)        Date       5% ($)      10% ($)
                                      -------------------- --------------------- -------------- ------------  ---------- -----------
                                                                                                              (Dollars in Thousands)
Martin R. Reid
   Chairman and Chief Executive
   Officer............................    190,000(2)              32.9%             $20.19         1/14/08       $ 2,412    $ 6,113
                                           40,411                  7.0               28.56         4/29/08           726      1,840
Robert M. Wilson
   Executive Vice President, Chief
   Financial Officer, Secretary and
   Treasurer..........................     13,656                  2.4               22.88         2/25/08           196        498
                                            1,344                   .2               26.38         4/15/08            22         56
                                            1,000                   .2               28.56         4/29/08            18         46
Douglas A. Waugaman
   Senior Vice President of
   Operations.........................     13,656                  2.4               22.88         2/25/08           196        498
                                            1,344                   .2               26.38         4/15/08            22         56
                                            1,000                   .2               28.56         4/29/08            18         46
Ronald Halchishak
   Senior Vice President of
   Operations.........................     13,656                  2.4               22.88         2/25/08           196        498
                                            1,344                   .2               26.38         4/15/08            22         56
                                            1,000                   .2               28.56         4/29/08            18         46
 David G. Ledlow
   Senior Vice President of
   Operations.........................     13,656                  2.4               22.88         2/25/08           196        498
                                            1,344                   .2               26.38         4/15/08            22         56
                                            1,000                   .2               28.56         4/29/08            18         46

(1) All options granted vest equally over four years from the date of grant; however, those granted to Mr. Reid may vest earlier if certain performance criteria are met or upon a change of control.

(2) Includes options to purchase 57,000 shares of common stock surrendered to us by the chairman on February 25, 1998.

  Aggregated Option Exercises. The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the year ended December 31, 1998 by each of the Named Executive Officers and the year-end value of unexercised options.

              Aggregated Option Exercises in the Last Fiscal Year
                       And Fiscal Year-End Option Values

                                                                           Number of Securities          Value of Unexercised
                                                                           Underlying Unexercised       "In-the-Money" Options
                                             Shares                      Options at Fiscal Year-End      at Fiscal Year-End(1)
                                            Acquired        Value        --------------------------     -------------------------
                                         on Exercise(#)   Realized($)    Exercisable  Unexercisable     Exercisable  Unexercisable
                                         --------------   -----------    -----------  -------------     -----------  ------------
Martin R. Reid
  Chairman and Chief
  Executive Officer.....................       --          $   --           200,000       173,411           $   --      $   --

Robert M. Wilson
  Senior Vice President, Chief
  Financial Officer, Secretary and
  Treasurer.............................       --              --            18,750        72,250               --          --

Douglas A. Waugaman
 Senior Vice President of
 Operations.............................       --              --            25,000        91,000               --          --

Ronald Halchishak
 Senior Vice President of
 Operations.............................      11,150         247,387         37,510        49,750             11,988      5,916

David G. Ledlow
 Senior Vice President of
 Operations.............................       6,006         150,090         37,500        49,750             11,831      5,916

  (1) Options are "in-the-money" at the fiscal year end if the fair market value (based on the closing price of our common stock on the NYSE on December 31, 1998 of $15.69 per share) of the underlying securities on such date exceeds the exercise or base price of the option.

401(k) Plan


  We maintain a 401(k) Retirement Savings Plan to provide retirement and other benefits to our employees and to permit our employees a means to save for their retirement. The 401(k) Plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code").

  Our employees become eligible to participate in the 401(k) Plan, and to have salary deferral contributions made on their behalf, after they complete six months of service and attain the age of 18.

  Subject to legal limitations, participants may elect, by salary reduction, to have 401(k) Plan contributions of 2% to 16% of their compensation made to their accounts. Under the 401(k) Plan, we may make discretionary profit sharing contributions on behalf of participants who have completed 1,000 hours of service during the plan year or six months of continuous employment and are employed on the last day of the plan year (or have retired after attaining age 65, died or incurred a disability in a plan year), based on compensation. We made discretionary contributions of $150,000 in 1996, $436,000 in 1997 and $990,000 in 1998 under the 401(k) Plan.

  Participants in the 401(k) Plan always have a 100% vested and nonforfeitable interest in the value of their contributions. Participants become vested in our profit sharing and matching contributions based on a graded five year vesting schedule (or upon a participant's retirement after attaining age 65, death or disability, if earlier). Participants are entitled to receive the vested amounts in their accounts in a single lump-sum payment on death, disability, retirement or termination of employment. In certain circumstances, participants may receive loans and hardship withdrawals from their 401(k) Plan accounts.

Equity Participation Plans

  We currently maintain two plans, the Stock Option Plan for Key Employees (the "1995 Plan") and the 1996 Equity Participation Plan (the "1996 Plan"), pursuant to which specified employees or directors may obtain options or other awards enabling them to participate in our equity. Our Board adopted the 1996 Plan on December 5, 1996, and it was approved by our stockholders on February 5, 1997. The principal purposes of the 1996 Plan are to provide incentives for our officers, directors, key employees and consultants through the granting of options, restricted stock and other awards, thereby stimulating their personal and active interest in our development and financial success, and inducing them to remain in our service. In addition to awards made to officers, key employees or consultants, the 1996 Plan provides for the granting of options ("Director Options") to our non-employee directors pursuant to a formula. The 1995 Plan is maintained for the benefit of certain of our employees for similar purposes.

  The 1995 Plan provides that the Board, or a committee appointed by the Board (in either case, the "1995 Plan Committee"), may grant non-transferable incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") to key employees. The 1995 Plan Committee has the full authority and discretion, subject to the terms of the 1995 Plan, to determine those individuals who are eligible to be granted options and the amount and type of these options. Terms and conditions of options are set forth in written option agreements. An aggregate of up to 324,000 shares of common stock are issuable under the 1995 Plan, however, as of February 28, 1999, none of these shares were available for future stock option grants.

  The 1996 Plan is administered by the Compensation Committee, or a subcommittee thereof (the "Committee"), with respect to grants to our employees or consultants and by the full Board with respect to Director Options. Subject to the terms and conditions of the 1996 Plan, the Committee or the Board, as applicable, has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject thereto and the terms and conditions thereof, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 1996 Plan.

  The 1996 Plan provides that the Committee may grant or issue stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, dividend equivalents, performance awards, stock payments, other stock related benefits and other awards (collectively, "Awards"), or any combination thereof. Each Award is set forth in a separate written agreement with the person receiving the Award. Under the 1996 Plan, not more than 2,000,000 shares of common stock (or the equivalent in other equity securities) are authorized for issuance upon exercise or vesting of any Awards. As of February 28, 1999, 167,735 shares of common stock were available for future Awards. Furthermore, the maximum number of shares that may be subject to options or SARs granted under the 1996 Plan to any individual in any calendar year cannot exceed 200,000.

  Awards under the 1996 Plan may be granted to (i) individuals who are then officers or other employees of RSC or any of our present or future subsidiaries who are determined by the Committee to be key employees and (ii) consultants of RSC selected by the Committee for participation in the 1996 Plan. Approximately 200 officers and other employees are currently eligible to participate in the 1996 Plan. During the term of the 1996 Plan and pursuant to a formula, (a) each non-employee director is automatically granted an NQSO to purchase 10,000 shares of common stock on the date of his initial election to the Board and (b) each then-current non-employee director is automatically granted an NQSO to purchase 2,500 shares of common stock at each subsequent annual meeting at which he is reelected to the Board.

Management Incentive Compensation Plan

  We maintain an annual bonus plan (the "Management Incentive Compensation Plan") under which the chief executive officer and certain other executives ("Covered Employees") are eligible to receive bonus payments. The Management Incentive Compensation Plan is intended to provide an incentive for superior work, to motivate Covered Employees toward even higher achievement and business results, to tie their goals and interests to ours and our stockholders and to enable us to attract and retain highly qualified senior employees.

  The Management Incentive Compensation Plan is administered by a committee consisting of at least two members of the Board of Directors who qualify as "outside directors" under Code Section 162(m) (the "Bonus Committee"). The Bonus Committee currently consists of the members of the Compensation Committee. The Bonus Committee has the sole discretion and authority to administer and interpret the Management Incentive Compensation Plan.

  A Covered Employee may receive a bonus payment based upon the attainment of performance objectives established by the Bonus Committee and related to one or more of the following corporate business criteria, which may be limited, where applicable with respect to any Covered Employee, to store-level or regional operations: pre-tax income, operating income, cash flow, earnings per share, EBITDA, return on equity, return on invested capital or assets, cost reductions and savings, return on revenues, collection of accounts receivable or productivity. The actual amount of future bonus payments under the Management Incentive Compensation Plan is not presently determinable. However, the Management Incentive Compensation Plan provides that the maximum bonus for a Covered Employee shall not exceed $1,000,000 with respect to any fiscal year.

  The Management Incentive Compensation Plan is designed to ensure the annual bonuses paid to Covered Employees are deductible by us, without limit under Code
Section 162(m). Code Section 162(m) places a limit of $1,000,000 on the amount of compensation that may be deducted in any tax year, however, certain performance-based compensation is not subject to the deduction limit. The Management Incentive Compensation Plan is designed to provide this type of performance-based compensation.

  Bonuses paid to Covered Employees are based upon bonus formulas that tie bonuses to one or more objective performance standards. Bonus formulas for Covered Employees will be adopted in each performance period by the Bonus Committee no later than the latest time permitted by Code Section 162(m). No bonuses will be paid to Covered Employees unless and until the Bonus Committee makes a certification in writing with respect to the attainment of the objective performance standards as required by Code Section 162(m). The Bonus Committee may in its sole discretion reduce a bonus payable to a Covered Employee, however, the Bonus Committee has no discretion to increase the amount of a Covered Employee's bonus. The Bonus Committee has the discretion to apply or not apply the foregoing provisions to bonuses paid to eligible employees who have not been designated as Covered Employees.

Executive Incentive Bonus Plan

  We maintain a management bonus plan for key corporate employees. The purpose of this bonus plan is to offer incentives to our key management so as to (i) reward them for achieving financial goals and (ii) further the alignment of their interests with those of our stockholders. Bonuses under this plan are based on our achievement of specified earnings per share objectives. Each participant's bonus award is calculated as a percentage of base salary, and generally ranges from 20% to 30% of base salary.

  In addition, we maintain region manager and general manager bonus plans (the "Operations Bonus Plan"). The Operations Bonus Plan is designed to provide incentives to operations management to maintain a high level of profitability and asset utilization and to achieve our financial goals in their individual market. Bonuses under the Operations Bonus Plan are based on the degree to which region or individual location operating profit objectives are met and generally range from 20% to 75% of the participant's base salary if financial targets are achieved. If financial targets are exceeded, participants may receive an additional bonus based on incremental regional or store profit.

  Bonuses under the Operations Bonus Plan are paid semi-annually. The first payment is made after finalization of the first six months results, and represents 50% of the bonus earned for that six months. The remainder of the bonus earned in the first six months is paid at year end. The second payment is calculated after our year-end audited financial statements are finalized, and represents the total bonus earned less the amount paid for the first six-month period.

Executive Deferred Compensation Plan and Survivor Protection Program

  In January 1998, the Board approved the Executive Deferred Compensation Plan (the "EDCP") and Survivor Protection Program (the "SPP"), pursuant to which our senior executives may defer portions of their cash compensation and senior executives and certain other members of our senior management received life insurance policies.

  Our senior executives may defer the receipt of a portion of their cash compensation pursuant to the EDCP, whereby amounts, while deferred, earn interest at a rate of (i) for the first five years of the program, the greater of 10% or the average long-term bond yield and (ii) after the first five years of the program, the average of the long-term bond yield. In addition, an annual deferral incentive rate will be determined each year, beginning with the third year of the program, which rate will be added to the rates described in the previous sentence. Participants will receive payments under the EDCP upon the later of retirement or upon reaching age 55 with at least seven years of service to RSC. If we terminate a participant's employment, that participant will receive payments under the EDCP upon reaching age 62. The payments will be made over a fifteen-year period, subject to the one-time right of participants to elect to receive 90% of their EDCP account balance and forfeit the remainder. The trust administering the EDCP has purchased life insurance policies to fund future payments under the EDCP. These policies are owned by the trust.

  Pursuant to the SPP, we have purchased life insurance policies for the benefit of the survivors of our senior executives and certain other members of our senior management. The amount of the benefit under the SPP is three times annual base salary (less $100,000) for senior executives and two times base salary (less $100,000) for other senior management participants, with a maximum benefit of $500,000 for both groups. In addition, a bonus is paid to participants in the amount of any tax due on imputed income associated with the life insurance. The life insurance benefits under the SPP will continue after a participant's retirement, with eligibility to begin upon the earlier of (i) the participant reaching age 62 or (ii) the participant reaching age 55 with at least seven years of service to RSC.

Employee Qualified Stock Purchase Plan

  In 1997, we adopted the Employee Qualified Stock Purchase Plan (the "QSP Plan"). In general, the QSP Plan authorizes our employees to purchase shares of our common stock, through payroll deductions, at a purchase price of 85% of the fair market value of such shares. The QSP Plan is intended to help us attract and retain experienced and capable persons who can make significant contributions to our further growth and success and to align further their interests with those of our stockholders.

  The QSP Plan provides for the issuance of up to 250,000 shares of common stock. The QSP Plan also provides for appropriate adjustments in the number and kind of shares subject to the plan and to outstanding purchase rights in the event of a stock split, stock dividend or certain other similar changes in our common stock and in the event of a merger, reorganization, consolidation or certain other types of recapitalizations.

  Each employee who has been employed by us for not less than six months and who is customarily employed for more than 20 hours per week and more than five months per calendar year is eligible to participate in the QSP Plan. We presently have approximately 2,800 employees who are eligible to participate in the QSP Plan.

  The per share exercise price of each purchase right shall be an amount equal to the lesser of 85% of the fair market value of a share of common stock on the first day of the offering period in which the eligible employee began participating in the QSP Plan or 85% of the fair market value of a share of common stock on the date of exercise of an installment of the purchase right. The QSP Plan commenced on July 1, 1997. As of February 28, 1999, 203,562 shares of common stock remain available under the QSP Plan.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of our common stock outstanding as of February 28, 1999 by (a) each person known by us to beneficially own 5% or more of any class of our voting securities; (b) each of our directors and executive officers; and (c) all of our directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has informed us that he has (i) sole voting and investment power with respect to his shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to those shares.

                                                                                                    Beneficial Ownership
                                                                                                           As of
                                                                                                   February 28, 1999 (1)
                                                                                        ----------------------------------------
                              Name of Beneficial Owner                                         Shares                Percent
------------------------------------------------------------------------------------    ------------------    ------------------


Capital Research and Management Company (2).........................................             1,600,000             6.5%
Pilgrim Baxter & Associates, Ltd. (3)...............................................             1,384,000             5.6
Martin R. Reid (4)(5)(6)............................................................               538,545             2.2
Robert M. Wilson (4)(6).............................................................                24,653              *
Ronald Halchishak (4)(6)............................................................                58,340              *
David G. Ledlow (4)(6)..............................................................                49,761              *
Douglas A. Waugaman (4)(6)..........................................................               112,469              *
John Markle (4)(6)..................................................................                62,906              *
Milfred E. Howard (4)(6)............................................................                 7,616              *
David B. Harrington (4)(6)..........................................................                 8,382              *
William M. Barnum, Jr. (4)(7).......................................................               455,317             1.9
James R. Buch (4)(6)................................................................                 6,525              *
David P. Lanoha (4)(8)..............................................................               149,855              *
Christopher A. Laurence (4)(7)......................................................                 7,261              *
Eric L. Mattson (4)(9)..............................................................                 5,625              *
Britton H. Murdoch (4)(10)..........................................................                 7,625              *
John M. Sullivan (4)(6).............................................................                 3,125              *
All directors and executive officers as a group (15 individuals)....................             1,498,005             6.1

___________
*   Beneficial ownership does not exceed 1% of our outstanding common stock.

(1) A person is deemed as of any date to have "beneficial ownership" of any security that person has a right to acquire within 60 days after that date. Shares each identified stockholder has the right to acquire within 60 days of the date of the table set forth above are deemed to be outstanding in calculating the percentage ownership of that stockholder, but are not deemed to be outstanding as to any other person.

(2) Based on a Schedule 13G for the year ended December 31, 1998, which was filed on February 8, 1999. In that Schedule 13G, Capital Research and Management Company ("Capital Research") reported that it beneficially owned a total of 1,600,000 shares. Of those shares, it had sole investment discretion with respect to all of the shares and had voting authority with respect to none of the shares. The address of Capital Research is 333 S. Hope Street, Los Angeles, California 90071.

(3) Based on a Schedule 13G for the year ended December 31, 1998, which was filed on February 5, 1999. In that Schedule 13G, Pilgrim Baxter & Associates, Ltd. ("Pilgrim Baxter") reported that it beneficially owned a total of 1,384,000 shares. Of those shares, it had sole investment discretion with respect to all of the shares and had voting authority with respect to 965,800 of the shares. The address of Pilgrim Baxter is 825 Duportail Road, Wayne, Pennsylvania 19087.

(4) Excludes shares issuable upon exercise of options that are not exercisable within 60 days of the date of the table set forth above, as follows: Mr. Reid--330,058 shares; Mr. Wilson--118,250 shares; Mr. Halchishak--70,750 shares; Mr. Ledlow--70,750 shares; Mr. Waugaman --112,000 shares; Mr. Markle--67,771 shares; Mr. Harrington--40,143 shares; Mr. Howard--47,848 shares; Mr. Barnum--6,875 shares; Mr. Buch--5,975 shares; Mr. Lanoha--9,375 shares; Mr. Laurence--6,875 shares; Mr. Mattson--6,875 shares; Mr. Murdoch-- 6,875 shares; and Mr. Sullivan--9,375 shares.

(5) Includes shares subject to vesting that may be repurchased by us if they fail to vest.

(6) The address of this person is c/o Rental Service Corporation, 6929 E. Greenway Parkway, Suite 200, Scottsdale, Arizona 85254.

(7) Mr. Barnum, a director of RSC, is a general partner of BBP, the general partner of Brentwood RSC Partners, which owns 417,972 shares of our common stock. Accordingly, Mr. Barnum may be deemed to be the beneficial owner of the shares owned by BBP and for purposes of this table they are included. Mr. Barnum disclaims beneficial ownership of these shares. The address of Brentwood RSC Partners, Mr. Barnum and Mr. Laurence is 11150 Santa Monica Boulevard, Suite 1200, Los Angeles, California 90025.

(8) The address of this person is c/o Rental Service Corporation, 11250 East 40th Avenue, Denver, Colorado 60239.

(9) The address of this person is c/o Baker Hughes Incorporated, 3900 Essex Lane, Suite 1200, Houston, Texas 77027.

(10) The address of this person is c/o V-Span, 1100 First Avenue, Suite 400, King of Prussia, Pennsylvania 19406.


ITEM 13.  Certain Relationships and Related Transactions

Agreements with Martin R. Reid

  RSC and Martin R. Reid are parties to an employment agreement pursuant to which Mr. Reid is employed as Chairman of the Board and Chief Executive Officer. The term of the employment agreement initially is through December 31, 2001, but is automatically extended for one additional year at the end of each calendar year unless earlier terminated. The employment agreement provides for a base salary of no less than $500,000. Mr. Reid is also eligible to receive a yearly bonus of up to $500,000, if specified performance criteria are met. In addition, Mr. Reid is entitled to four weeks vacation and all benefits generally available to other RSC executives.

  In January 1998, Mr. Reid was granted options to purchase 190,000 shares of common stock, vesting in equal installments over four years (or earlier if certain performance criteria are met), and 10,000 shares of restricted stock, vesting in equal installments over four years. However, the options will vest immediately if Mr. Reid presents a chief executive officer succession plan that is approved by the Board, but in no event earlier than one year from the grant of such options. In addition, the vesting of the restricted stock may be accelerated under certain circumstances, including a change of control. On February 25, 1998, Mr. Reid surrendered to RSC options to purchase 57,000 shares of common stock in order to ensure the number of shares of common stock available for issuance pursuant to the 1996 Plan was sufficient to allow certain grants of stock options to other officers. On April 29, 1998, Mr. Reid was granted options to purchase 40,411 shares of common stock and 16,589 shares of restricted stock. These options and restricted stock are subject to the same vesting as those granted in January 1998.

  The employment agreement may be terminated by Mr. Reid or RSC at any time, with or without cause. In addition, if requested by the Board, Mr. Reid will resign as Chief Executive Officer (a "Resignation"), but will remain as Chairman of the Board and devote at least 50% of his time to RSC. Beginning with the first full year after his Resignation, Mr. Reid's base salary and corresponding bonus opportunity will each be reduced to $250,000. However, if the Board also asks him to step down as Chairman of the Board (a "Step Down"), Mr. Reid will remain an RSC employee at a base salary not in excess of $125,000, depending on the time he devotes.

  Except where there has been a change of control, if Mr. Reid's active employment in all capacities is terminated by RSC without "cause" (as defined in the employment agreement), Mr. Reid will be entitled to receive severance pay equal to his then-current base salary through the remaining term of the employment agreement plus the maximum bonus opportunity available if he had continued in the position from which he was terminated. Additionally, Mr. Reid will be entitled to immediate vesting of all his unvested options and restricted stock. In addition, for the remainder of the term of the employment agreement, Mr. Reid will be treated as an active employee for purposes of all benefits and the exercise of his options, and Mr. Reid will be entitled to health insurance coverage until age 65. No severance pay or benefit continuation will be available if Mr. Reid is terminated for "cause" or if he resigns, other than due to a breach of the employment agreement by us or at the Board's request as a Resignation or Step Down.

  Upon a change of control (as defined in the employment agreement), all of Mr. Reid's unvested stock options and restricted stock will vest. In addition, if within 24 months after a change of control, Mr. Reid is terminated without "cause" or voluntarily terminates his employment for "good reason" (as defined in the employment agreement), then, in place of other severance payments, he will receive a payment equal to two and one-half times his highest base salary and annual bonus opportunity during the term of the employment agreement prior to the change of control. We must also continue to provide Mr. Reid with health and life insurance comparable to that in effect on the date of the change of control for 30 months or until he is re-employed and eligible for health and life insurance benefits from a new employer that are at least as favorable as those provided by us. In addition, Mr. Reid will either be fully vested in his account under the 401(k) Plan upon the change of control or receive payment equal to the unvested portion of that account. We must also transfer to Mr. Reid the company-owned car he was using at the time of the change of control or pay him two and one-half times his annual car allowance.

  During the term of the employment agreement, and for four years after any termination of employment for any reason, Mr. Reid cannot directly or indirectly engage in any business that competes with us, whether as an owner, director, officer, employee, consultant or otherwise, subject to limited investments in public companies and a pre-existing loan to a family member.

  Upon Mr. Reid's death or disability, all of his unvested options and restricted stock will vest, and he or his estate will receive his unpaid base salary through the date of such death or disability plus a pro rata portion of his maximum bonus opportunity for that year.

  In connection with the signing of the employment agreement in January 1998, we accelerated the vesting of Mr. Reid's 200,000 then-outstanding options to purchase common stock and those options became immediately exercisable.

  On October 9, 1998, we issued Mr. Reid 235,000 shares of restricted stock. The restricted stock is subject to vesting in equal installments over four years; however, the vesting may be accelerated under certain circumstances, including a change of control. We also entered into an agreement to loan Mr. Reid the amount of any tax liability resulting from the grant (up to $1.4 million). The loan accrues interest at a rate equal to the current rate on the Revolver, with principal and interest due upon 100% vesting of the restricted stock and in certain other circumstances. The loan is secured by the restricted stock and will be forgiven based on the market price of our common stock reaching certain levels, and in certain other circumstances if the vesting of the restricted stock is accelerated. At February 28, 1999, Mr. Reid owed us $1.4 million, including accrued interest, under this loan agreement.

  On January 4, 1999, Mr. Reid was granted options to purchase 200,000 shares of common stock, vesting in equal installments over four years.

Other Arrangements

  From time to time, BBP has received investment banking fees from us in connection with our acquisitions. Investment banking fees paid to BBP totaled $388,000 in 1996, $1.1 million in 1997 and $0 in 1998. Our obligation to pay these investment banking fees to BBP terminated upon the completion of our initial public offering. However, we, at our discretion, may utilize BBP's investment banking services under the same fee arrangement. Mr. Barnum, a general partner of BBP, who also serves as a director of RSC, does not receive additional compensation from BBP for service as a director.

  In connection with the acquisition of Center Rentals & Sales in December 1997, we entered into leases for certain of Center's facilities with David P. Lanoha, a director of RSC, and certain partnerships affiliated with Mr. Lanoha. The leases initially expire in 2002, with options to extend for three periods of five years each. The aggregate annual rent under such leases is $720,000. We believe the terms of these leases are no less favorable than those that could be obtained from unaffiliated third parties. Prior to the acquisition, these locations had been leased by Center from Mr. Lanoha and his affiliates. The previous leases were terminated in connection with the acquisition of Center.

  We have entered into a severance agreement with each of Messrs. Halchishak, Harrington, Howard, Ledlow, Waugaman and Wilson providing for certain benefits upon termination of employment either by us without cause or by the executive officer due to a reduction in base salary and benefits (other than across the board salary cuts for employees at the executive officer's level or changes in benefits). These benefits include a lump sum severance payment equal to 100% of the executive officer's base salary, plus a pro rata portion of the current-year bonus opportunity, plus life, disability, accident and group health insurance benefits substantially similar to those received by the executive officer immediately prior to termination for a twelve (12) month period. In addition, all stock options granted prior to 1996, all stock options scheduled to vest in the year of termination and one-third of all other stock options held by him, if any, shall become vested and exercisable effective as of the day immediately prior to the date of termination of the executive officer. As consideration for these benefits, each of Messrs. Halchishak, Harrington, Howard, Ledlow and Wilson agreed that during the term of the severance agreement and for twelve (12) months after termination of employment for any reason they would not solicit any customers of RSC or hire or offer employment to any of our employees. Mr. Waugaman agreed that during the term of the severance agreement and for three (3) months after termination of employment for any reason he would not solicit any customers of RSC or hire or offer employment to any of our employees. The severance agreements with Messrs. Halchishak and Ledlow will continue in effect through December 31, 2001, that with Mr. Wilson will continue in effect through April 14, 2000, those with Mr. Messrs. Harrington and Howard will continue in effect through May 30, 2000 and that with Mr. Waugaman will continue in effect through June 30, 2001.

  We have also entered into an executive severance agreement ("1998 Severance Agreements") with each of Messrs. Halchishak, Harrington, Ledlow, Waugaman and Wilson. The agreements provide that upon a change of control (as defined in the 1998 Severance Agreements), the executive officers will be entitled to certain benefits upon the subsequent termination of employment within two years following the change of control, unless the termination is due to death or disability or if the termination is by us for "cause" or by the officer other than for "good reason" (each as defined in the 1998 Severance Agreements). The benefits under the agreements include, in lieu of any other severance obligation of RSC, severance payments equal to 200% of the executive officer's base salary, plus an additional lump sum payment equal to the maximum bonus for the current year plus the following two years, plus certain "gross-up" payments if any of the other payments would be subject to "golden parachute" excise taxes. The benefits also include continuation of health and life insurance for 18 months following termination (unless earlier provided by another employer) and vesting of all 401(k) plan accounts. In addition, all stock options accelerate and become immediately vested and exercisable, and all restricted stock immediately vests. The agreements also provide that, for twelve months following a termination that gives rise to the benefits under the agreements, the executive officers will not compete with us. The 1998 Severance Agreements are, except as specifically provided therein, in addition to the severance agreements described above.

Future Transactions

  We have adopted a policy that we will not enter into any material transaction in which an RSC director or officer has a direct or indirect financial interest, unless the transaction is determined by our Board to be fair to us or is approved by a majority of our disinterested directors or by our stockholders, as provided for under Delaware corporate law. In addition, our debt instruments generally prohibit us from entering into any affiliate transaction on other than arm's length terms.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)   (1) Consolidated Financial Statements

          Report of Independent Auditors..................................................................................... F-1

          Consolidated Balance Sheets - December 31, 1997 and 1998........................................................... F-2

          Consolidated Statements of Operations - Years ended December 31, 1996, 1997 and 1998............................... F-3

          Consolidated Statements of Redeemable Preferred Stock and Common Stockholders'
             Equity - Years ended December 31, 1996, 1997 and 1998........................................................... F-4

          Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1997 and 1998............................... F-6

          Notes to Consolidated Financial Statements......................................................................... F-7

      (2) Financial Statement Schedules

          Report of Independent Auditors on Financial Statement Schedules.................................................... S-1

          Schedule I - Condensed Financial Information of Registrant......................................................... S-2

          Schedule II - Valuation and Qualifying Accounts.................................................................... S-7

          Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or
          Notes thereto.

      (3) Information with respect to this item is contained in Item 14(c) hereof and is incorporated herein by reference.

(b)       Reports on Form 8-K

       1) We filed a Current Report on Form 8-K, dated December 7, 1998, announcing the Fourth Amendment to our Second Amended and Restated Credit Agreement.

(c)    Exhibits

Exhibit Number                                             Description
---------------   -----------------------------------------------------------------------------------------------------
     3.1          Amended and Restated Certificate of Incorporation of the Company. (1)
     3.2          Certificate of Amendment of Certificate of Incorporation. (2)
     3.3          Form of Amended and Restated Bylaws of the Company. (3)
    10.1          Second Amended and Restated Credit Agreement, dated as of December 2, 1997. (2)
    10.2          First Amendment to Second Amended and Restated Credit Agreement, dated as of May 13,   1998. (4)
    10.3          Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 20, 1998. (5)
    10.4          Third Amendment to Second Amended and Restated Credit Agreement, dated as of September 29, 1998. (6)
    10.5          Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of November 24, 1998. (7)
   *10.6          Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of February 10, 1999.
    10.7          Indenture dated as of May 13, 1998 by and between Rental Service Corporation, the Subsidiary
                  Guarantors and Norwest Bank Minnesota, National Association, as trustee for the 9% Senior
                  Subordinated Notes due 2008. (4)

(c)           Exhibits (continued)

Exhibit Number                                             Description
---------------   ---------------------------------------------------------------------------------------------
  10.8            Registration Rights Agreement dated as of May 13, 1998 by and among Rental Service
                  Corporation and the persons named therein relating to the 9% Senior Subordinated Notes due
                  2008. (4)
  10.9            Credit Agreement among Rental Service Corporation of Canada Ltd. as Borrower, BT Bank of
                  Canada and The Bank of Nova Scotia, as Lenders, and BT Bank of Canada, as Agent, dated as of
                  August 21, 1998 (the "Canadian Credit Agreement"). (6)
 10.10            First Amendment to the Canadian Credit Agreement, dated as of September 29, 1998. (6)
 10.11            Stockholders' Agreement dated as of January 4, 1996 by and among the parties listed on the signature page thereto and Rental Service Corporation. (1)
 10.12            Stock Option Plan for Key Employees. (1)
 10.13            Form of Incentive Stock Option Agreement for Directors. (1)
 10.14            Form of Incentive Stock Option Agreement for Region Managers. (1)
 10.15            Form of Amended Incentive Stock Option Agreement for Region Managers. (1)
 10.16            Form of Amended Incentive Stock Option Agreement for Corporate Office Personnel. (1)
 10.17            Form of Incentive Stock Option Agreement for Other Corporate and District Personnel. (1)
 10.18            Form of Amendment to Amended Incentive Stock Option Agreement for Region Managers. (1)
 10.19            Form of Amendment to Amended Incentive Stock Option Agreement for Region Managers. (1)
 10.20            Form of Amendment to Amended Incentive Stock Option Agreement for Region Managers. (1)
 10.21            Form of Amendment to Amended Incentive Stock Option Agreement for Corporate Office
                  Personnel. (1)
 10.22            1996 Equity Participation Plan of Rental Service Corporation. (8)
 10.23            Amendment to the 1996 Equity Participation Plan of Rental Service Corporation, dated as of
                  April 29, 1998. (9)
 10.24            Form of Incentive Stock Option Agreement for Employees. (10)
 10.25            Form of Non-Qualified Stock Option Agreement for Directors. (10)
 10.26            Employee Qualified Stock Purchase Plan of Rental Service Corporation. (11)
 10.27            Amendment to the First Amended and Restated Employee Qualified Stock Purchase Plan of Rental
                  Service Corporation, dated as of April 29, 1998. (6)
 10.28            Second Amendment to the First Amended and Restated Employee Qualified Stock Purchase Plan of
                  Rental Service Corporation, dated September 14, 1998. (6)
 10.29            Form of Indemnification Agreement. (1)
 10.30            Management Incentive Compensation Plan. (12)
*10.31            Executive Deferred Compensation Plan.
*10.32            Form of Survivor Protection Program Agreement between Rental Service Corporation and certain executive officers.
 10.33            Employment Agreement dated January 14, 1998 between Rental Service Corporation and Martin R.
                  Reid. (13)
 10.34            Restricted Stock Agreement dated January 14, 1998 between Rental Service Corporation and
                  Martin R. Reid. (4)
 10.35            Restricted Stock Agreement dated April 29, 1998 between Rental Service Corporation and
                  Martin R. Reid. (5)
 10.36            Restricted Stock Agreement dated October 9, 1998 between Rental Service Corporation and
                  Martin R. Reid, including the related Promissory Note and Pledge Agreement. (6)
*10.37            Form of 1997 Executive Severence Agreement between Rental Service Corporation and certain executive officers.
 10.38            Form of 1998 Executive Severance agreement between Rental Service Corporation and certain executive officers. (5)
 10.39            Stock Purchase Agreement by and among Andy G. Gessner; Larry R. Bush; Stacy K. Bush; Larry
                  R. Bush; Trustee of the Stacy K. Bush Trust and Roy B. Bush as "Sellers," Acme Dixie Inc.,
                  as "Buyer," Rental Service Corporation as "Parent" and Comtect, Inc. and Comtect, Inc.'s
                  subsidiaries as the "Company," dated March 14, 1997. (14)
 10.40            Asset Purchase Agreement by and among Brute Equipment Co. d/b/a "Foxx Hy-Reach
                  Company" as "Seller," Rental Service Corporation, Walker Jones Equipment Company as
                  "Buyer" and Thomas H. Foster, dated April 25, 1997. (14)
 10.41            Asset Purchase Agreement by and among Central States Equipment, Inc. and Equipment Lessors,
                  Inc. as "Sellers," Walker Jones Equipment Company as "Buyer" and the stockholders of
                  Sellers, dated April 26, 1997. (14)

(c)               Exhibits (continued)


Exhibit Number                                             Description
---------------   ----------------------------------------------------------------------------------------------
  10.42           Stock Purchase Agreement by and among David P. Lanoha and The Lanoha Charitable
                  Remainder Trust and National Christian Charitable Foundation and Richard F. Lanoha Family
                  Trust as "Sellers," RSC Acquisition Corp. as "Buyer," Rental Service Corporation as
                  "Parent" and Rent-It-Center, Inc. d/b/a Center Rental and Sales, Inc. as the "Company,"
                  dated October 6, 1997. (15)
  10.43           Asset Purchase Agreement by and among David P. Lanoha as "Seller," RSC Acquisition Corp.
                  as "Buyer," Rental Service Corporation as "Parent" and Lanoha Leasing Limited Liability
                  Company as the "Company," dated October 6, 1997. (15)
  10.44           Asset Purchase Agreement by and among David P. Lanoha as "Seller," RSC Acquisition Corp.
                  as "Buyer," Rental Service Corporation as "Parent" and Zuni Rental Enterprises L.L.C. as
                  the "Company," dated October 6, 1997. (15)
  10.45           Asset Purchase Agreement by and among David P. Lanoha as "Seller," RSC Acquisition Corp.
                  as "Buyer," Rental Service Corporation as "Parent" and Center Rental & Sales/Omaha, LLC
                  as the "Company," dated October 6, 1997. (15)
  10.46           Stock Purchase Agreement by and among Leonard A. Siems, Marvin W. Abbott and the Trustees
                  (as defined) as "Sellers," RSC Alabama, Inc. as "Buyer," Rental Service Corporation as
                  "Parent" and Siems Rental & Sales Co., Inc. as the "Company," dated October 31, 1997. (15)
  10.47           Asset Purchase Agreement by and among JDW Enterprises, Inc. d/b/a "Valley Rentals" as
                  "Seller," Rental Service Corporation, RSC Center, Inc. as "Buyer" and Jerald and Elfriede
                  Adams, Dan and Mary Evans, and Warren and Linda Youel, dated December 30, 1997. (16)
  10.48           Stock Purchase Agreement by and among James S. Peterson as "Seller," Walker Jones Equipment,
                  Inc. as "Buyer," Rental Service Corporation as "Parent" and James S. Peterson Enterprises,
                  Inc. as the "Company," dated April 1, 1998. (13)
  10.49           Stock Purchase Agreement by and among Mark S. Mosak and Thomas A. Mosak as "Sellers," Walker
                  Jones Equipment, Inc. as "Buyer," Rental Service Corporation as "Parent" and T&M Rental, Inc.
                  as the "Company," dated April 2, 1998. (13)
  10.50           Stock Purchase Agreement by and among Jerry O. Grayson, Michael A. Mathon and Becker Partners
                  as "Sellers," Becker St. Paul Corporation and Kathleen Becker as "Partners," Walker Jones
                  Equipment, Inc. as "Buyer," and M. J. Struckel & Company, Inc. as the "Company," dated July
                  29, 1998. (17)
 *21.1           Subsidiaries of Rental Service Corporation.
 *23.1           Consent of Ernst & Young LLP.
 *27.1           Financial Data Schedule.

__________

 *  Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-05949, effective September 18, 1996), and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-40707, effective December 16, 1997), and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 28, 1999, and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-56653, effective August 20, 1998), and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-59519, effective August 13, 1998), and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998, and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 7, 1998, and incorporated herein by reference.


(8)  Filed as an Exhibit to the Company's Registration Statement on Form S-8
     (Registration No. 333-22403, dated February 26, 1997), and incorporated herein by reference.

(9)  Filed as an Exhibit to the Company's Registration Statement on Form S-8
     (Registration No. 333-59679, dated July 23, 1998), and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Registration Statement on Form S-1
     (Registration No. 333-26753, effective May 29, 1997), and incorporated herein by reference.

(11) Filed with the Company's Proxy Statement on Schedule 14A filed March 26,
     1997, and incorporated herein by reference.

(12) Filed with the Company's Proxy Statement on Schedule 14A filed March 30,
     1998, and incorporated herein by reference.

(13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998, and incorporated herein by reference.

(14) Filed as an Exhibit to the Company's Current Report on Form 8-K dated April
     14, 1997, and incorporated herein by reference.

(15) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1997, and incorporated herein by reference.

(16) Filed as an Exhibit to the Company's Current Report on Form 8-K dated
     February 18, 1998, and incorporated herein by reference.

(17) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, and incorporated herein by reference.


(d)           None are required to be filed with this report.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RENTAL SERVICE CORPORATION

                                  By: /s/ Robert M. Wilson
                                     -------------------------------------------
                                                  Robert M. Wilson
                                     Executive Vice President, Chief Financial
                                         Officer, Secretary and Treasurer

Date: March 1, 1999


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                Title                          Date
----------------------------------      ------------------------------       -----------------

                                           Chairman of the Board and
       /s/ Martin R. Reid                   Chief Executive Officer             March 1, 1999
----------------------------------       (Principal Executive Officer)
         Martin R. Reid
                                         Executive Vice President, Chief
       /s/ Robert M. Wilson               Financial Officer, Secretary          March 1, 1999
----------------------------------          and Treasurer (Principal
         Robert M. Wilson                          Financial
                                            and Accounting Officer)



    /s/ William M. Barnum, Jr.                      Director                    March 1, 1999
----------------------------------
      William M. Barnum, Jr.

        /s/ James R. Buch                           Director                    March 1, 1999
----------------------------------
          James R. Buch

      /s/ David P. Lanoha                           Director                    March 1, 1999
----------------------------------
        David P. Lanoha

   /s/ Christopher A. Laurence                      Director                    March 1, 1999
----------------------------------
     Christopher A. Laurence

       /s/ Eric L. Mattson                          Director                    March 1, 1999
----------------------------------
         Eric L. Mattson

      /s/ Britton H. Murdoch                        Director                    March 1, 1999
----------------------------------
        Britton H. Murdoch

       /s/ John M. Sullivan                         Director                    March 1, 1999
----------------------------------
         John M. Sullivan

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Rental Service Corporation

  We have audited the accompanying consolidated balance sheets of Rental Service Corporation as of December 31, 1997 and 1998, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rental Service Corporation at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                  /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 10, 1999

                           RENTAL SERVICE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           Year Ended December 31,
                                                                                       --------------------------------
                                                                                          1997                  1998
                                                                                       ----------            ----------

                                    ASSETS
                                    ------
Cash and cash equivalents......................................................         $   8,932           $     3,466
Accounts receivable, net of allowance for doubtful accounts of $2,925 and
 $4,857 at December 31, 1997 and 1998, respectively (Note 6)...................            62,028               124,230
Parts and supplies inventories, net of reserve for obsolescence of $2,181 and
 $1,009 at December 31, 1997 and 1998, respectively............................            31,714                47,216
Deferred taxes (Note 11).......................................................            15,241                28,736
Rental equipment, principally machinery, at cost, net of accumulated depreciation of $54,506 and $132,395 at December 31, 1997 and
 1998, respectively (Note 6)...................................................           314,696               656,207
Operating property and equipment, at cost, net (Note 4)........................            35,799                67,629
Intangible assets, net (Note 5)................................................           220,166               401,239
Other assets, net..............................................................            10,750                23,853
                                                                                        ---------           -----------
                                                                                        $ 699,326           $ 1,352,576
                                                                                        =========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Accounts payable...............................................................         $  34,911           $    24,721
Payroll and other accrued expenses.............................................            31,937                31,581
Accrued interest payable.......................................................             2,179                 4,605
Income taxes payable (Note 11).................................................             1,686                   476
Deferred taxes (Note 11).......................................................            30,857                64,996
Bank debt and long term obligations (Note 6)...................................           306,975               808,712
                                                                                        ---------           -----------
    Total liabilities..........................................................           408,545               935,091

Commitments and contingencies (Notes 6 and 9)

Stockholders' equity (Note 7):
 Preferred stock, $.01 par value:
  Authorized shares--500,000
  Issued and outstanding shares--none..........................................                --                    --
 Common stock, $.01 par value:
  Authorized shares--40,000,000
  Issued and outstanding shares--19,833,437  and 24,089,645 at
    December 31, 1997 and 1998, respectively...................................               198                   241
 Additional paid-in capital....................................................           270,927               373,646
 Common stock issuable--284,108 and 220,185 shares at December 31, 1997
    and 1998, respectively.....................................................             6,000                 3,988
 Deferred compensation expense.................................................                --                (3,162)
 Currency translation loss.....................................................                --                   (76)
 Retained earnings.............................................................            13,656                42,848
                                                                                        ---------           -----------
    Total stockholders' equity.................................................           290,781               417,485
                                                                                        ---------           -----------
                                                                                        $ 699,326           $ 1,352,576
                                                                                        =========           ===========

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                Year Ended December 31,
                                                                  --------------------------------------------------
                                                                    1996                 1997                 1998
                                                                  --------             --------             --------

Revenues:
  Equipment rentals......................................         $ 94,218             $170,704             $404,185
  Sales of parts, supplies and new equipment.............           21,919               70,957              130,823
  Sales of used equipment................................           12,217               19,602               43,466
                                                                  --------             --------             --------
      Total revenues.....................................          128,354              261,263              578,474
Cost of revenues:
  Cost of equipment rentals, excluding rental
    equipment depreciation...............................           55,202               87,552              199,773
  Depreciation, rental equipment.........................           17,840               37,413               87,260
  Cost of sales of parts, supplies and new equipment.....           15,582               54,739              100,875
  Cost of sales of used equipment........................            8,488               12,927               31,259
                                                                  --------             --------             --------
      Total cost of revenues.............................           97,112              192,631              419,167
                                                                  --------             --------             --------
Gross profit.............................................           31,242               68,632              159,307
Selling, general and administrative expense..............           12,254               20,996               37,230
Depreciation and amortization, excluding rental
  equipment depreciation.................................            2,835                5,373               10,244
Amortization of intangibles..............................            2,379                3,907               10,333
                                                                  --------             --------             --------
Operating income.........................................           13,774               38,356              101,500
Interest expense, net....................................            7,063               14,877               50,375
                                                                  --------             --------             --------
Income before income taxes and extraordinary items.......            6,711               23,479               51,125
Provision for income taxes (Note 11).....................            2,722               10,330               21,933
                                                                  --------             --------             --------
Income before extraordinary items........................            3,989               13,149               29,192
Extraordinary items, loss on extinguishment of debt,
  less applicable income tax benefit of $822 and $386
  in 1996 and 1997, respectively (Note 6)................            1,269                  534                  --
                                                                  --------             --------             --------
Net income...............................................            2,720               12,615               29,192
Redeemable preferred stock accretion.....................            1,643                  --                   --
                                                                  --------             --------             --------
Net income available to common stockholders..............         $  1,077             $ 12,615             $ 29,192
                                                                  ========             ========             ========

Earnings per common share (Note 3):
  Income before extraordinary items......................         $    .34             $    .96                $1.33
  Extraordinary items....................................             (.18)                (.04)                 --
                                                                  --------             --------             --------
  Net income.............................................         $    .16             $    .92                $1.33
                                                                  ========             ========             ========
Weighted average common shares...........................            6,876               13,653               21,880
                                                                  ========             ========             ========

Earnings per common share, assuming dilution (Note 3):
  Income before extraordinary items......................         $    .33             $    .94                $1.32
  Extraordinary items....................................             (.18)                (.03)                 --
                                                                  --------             --------             --------
  Net income.............................................         $    .15             $    .91                $1.32
                                                                  ========             ========             ========

Weighted average common shares, assuming dilution........            7,180               13,927               22,191
                                                                  ========             ========             ========

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                         Common Stockholders' Equity
                                               Redeemable                 ----------------------------------------------------------
                                             Preferred Stock                     Common Stock             Additional       Common
                                         -------------------------       -------------------------          Paid-in         Stock
                                          Shares           Amount           Shares         Amount           Capital        Issuable
                                         --------         --------        ---------       --------         --------       ----------
Balance at December 31, 1995.......       244,805         $ 28,401        4,247,730          $  42         $     40            $  --
 Issuance of redeemable preferred
  stock............................        75,000            7,500               --             --               --               --
 Issuance of common stock for
  cash, net of issuance costs
  of $8,723........................            --               --        7,094,358             71           95,152               --
 Exercise of stock options.........            --               --           34,290              1               --               --
 Redemption of redeemable
  preferred stock..................      (319,805)         (37,874)              --             --               --               --
 Preferred stock adjustment........            --              330               --             --             (330)              --
 Repurchase of common stock
  warrants.........................            --               --               --             --             (945)              --
 Redeemable preferred stock
  accretion........................            --            1,643               --             --               --               --
 Net income........................            --               --               --             --               --               --
                                         --------         --------       ----------          -----         --------            -----
Balance at December 31, 1996.......            --               --       11,376,378            114           93,917               --
 Issuance of common stock for
  cash, net of issuance costs
  of $9,937........................            --               --        7,345,224             73          153,901               --
 Issuance of common stock in
  connection with acquisitions.....            --               --        1,081,514             11           22,788               --
 Common stock issuable in
  connection with acquisitions.....            --               --               --             --               --            6,000
 Exercise of stock options.........            --               --           30,321             --               85               --
 Tax benefit of stock options......            --               --               --             --              236               --
 Net income........................            --               --               --             --               --               --
                                         --------         --------       ----------          -----         --------            -----
Balance at December 31, 1997.......            --               --       19,833,437            198          270,927            6,000



                                                          Common Stockholders' Equity
                                        -------------------------------------------------------------
                                           Defered         Currency           Retained
                                        Compensation      Translation         Earnings
                                           Expense           Loss             (Deficit)       Total
                                        ------------      -----------        -----------    ---------
Balance at December 31, 1995.......           $   --          $    --            $   (36)    $     46
 Issuance of redeemable preferred
  stock............................               --               --                 --           --
 Issuance of common stock for
  cash, net of issuance costs
  of $8,723........................               --               --                 --       95,223
 Exercise of stock options.........               --               --                 --            1
 Redemption of redeemable
  preferred stock..................               --               --                 --           --
 Preferred stock adjustment........               --               --                 --         (330)
 Repurchase of common stock
  warrants.........................               --               --                 --         (945)
 Redeemable preferred stock
  accretion........................               --               --             (1,643)      (1,643)
 Net income........................               --               --              2,720        2,720
                                              ------          -------            -------     --------
Balance at December 31, 1996.......               --               --              1,041       95,072
 Issuance of common stock for
  cash, net of issuance costs
  of $9,937........................               --               --                 --      153,974
 Issuance of common stock in
  connection with acquisitions.....               --               --                 --       22,799
 Common stock issuable in
  connection with acquisitions.....               --               --                 --        6,000
 Exercise of stock options.........               --               --                 --           85
 Tax benefit of stock options......               --               --                 --          236
 Net income........................               --               --             12,615       12,615
                                              ------          -------            -------     --------
Balance at December 31, 1997.......               --               --             13,656      290,781

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                 AND COMMON STOCKHOLDERS' EQUITY -- (Continued)
                             (Dollars in thousands)


                                                                                           Common Stockholders' Equity
                                          Redeemable         ----------------------------------------------------------------------
                                        Preferred Stock           Common Stock             Additional      Common         Deferred
                                     --------------------    -----------------------        Paid-in         Stock       Compensation
                                      Shares      Amount       Shares       Amount          Capital        Issuable        Expense
                                     --------    --------    ----------   ----------       ---------      ----------      ---------
 Issuance of common stock for
  cash, net of issuance costs
  of $4,644........................        --    $     --     3,018,872         $ 30        $ 77,779        $     --        $    --
 Issuance of common stock in
  connection with acquisitions.....        --          --       712,629            7          16,493              --             --
 Issuance of common stock
  issuable in connection with
  acquisitions.....................        --          --       172,789            2           3,717          (3,719)            --
 Common stock issuable in
  connection with acquisitions.....        --          --            --           --              --           1,707             --
 Issuance of restricted stock......        --          --       261,589            3           3,464              --         (3,467)
 Amortization of deferred
  compensation expense.............        --          --            --           --              --              --            305
 Exercise of stock options.........        --          --        69,447            1             568              --             --
 Tax benefit of stock options......        --          --            --           --             265              --             --
 Issuance of common stock in
  connection with the QSP Plan.....        --          --        20,882           --             433              --             --
 Currency translation loss.........        --          --            --           --              --              --             --
 Net income........................        --          --            --           --              --              --             --
                                        -----     -------     ----------        -----       ---------       --------       --------
Balance at December 31, 1998.......        --     $    --     24,089,645        $ 241       $ 373,646       $  3,988       $ (3,162)
                                        =====     =======    ===========        =====       =========       ========       =========


                                       Currency      Retained
                                      Translation    Earnings
                                         Loss        (Deficit)       Total
                                      ----------    -----------    ---------
 Issuance of common stock for
  cash, net of issuance costs
  of $4,644........................        $  --       $     --     $ 77,809
 Issuance of common stock in
  connection with acquisitions.....           --             --       16,500
 Issuance of common stock
  issuable in connection with
  acquisitions.....................           --             --           --
 Common stock issuable in
  connection with acquisitions.....           --             --        1,707
 Issuance of restricted stock......           --             --           --
 Amortization of deferred
  compensation expense.............           --             --          305
 Exercise of stock options.........           --             --          569
 Tax benefit of stock options......           --             --          265
 Issuance of common stock in
  connection with the QSP Plan.....           --             --          433
 Currency translation loss.........          (76)            --          (76)
 Net income........................           --         29,192       29,192
                                           -----       --------    ---------
Balance at December 31, 1998.......        $ (76)      $ 42,848    $ 417,485
                                           =====       ========    =========

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                       ----------------------------------------------------------
                                                                            1996                  1997                  1998
                                                                       --------------        --------------        --------------
Operating activities                                                                         (In thousands)
Net income..........................................................       $    2,720            $   12,615           $    29,192
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization.....................................           23,054                46,693               107,837
  Extraordinary item................................................            1,269                   534                    --
  Interest paid in kind.............................................            1,706                    --                    --
  Provision for losses on accounts receivable.......................            1,692                 2,596                 4,429
  Deferred taxes....................................................            1,713                 7,217                18,028
  Amortization of deferred compensation expense.....................               --                    --                   305
  Currency translation loss.........................................               --                    --                   (76)
  Gain on sale of used equipment....................................           (3,729)               (6,675)              (12,207)
  Changes in operating assets and liabilities, net of effect of business acquisitions:
    Accounts receivable.............................................           (5,725)              (20,923)              (48,070)
    Other assets....................................................           (2,887)                2,562                 3,801
    Parts and supplies inventories..................................           (2,444)               (8,826)              (11,437)
    Accounts payable................................................           10,077                 9,712               (11,097)
    Payroll and other accrued expenses..............................           (3,523)               (2,776)              (14,372)
    Accrued interest payable........................................             (257)                1,665                 2,425
    Income taxes payable............................................             (172)                1,591                (1,209)
                                                                       --------------        --------------        --------------
Net cash provided by operating activities...........................           23,494                45,985                67,549
Investing activities
Acquisitions of rental operations, net of cash acquired (Note 2)....          (27,270)             (278,883)             (281,574)
Cash purchases of rental equipment and operating property
 and equipment......................................................          (86,842)             (165,123)             (403,645)
Proceeds from sale of used equipment................................           12,695                19,602                43,466
Proceeds from assets held for sale..................................           16,668                    --                    --
                                                                       --------------        --------------        --------------
Net cash used in investing activities...............................          (84,749)             (424,404)             (641,753)
Financing activities
Proceeds from bank debt.............................................          225,335               628,478             1,077,538
Payments on bank debt...............................................         (213,511)             (489,870)             (776,873)
Payments of debt issuance costs.....................................             (984)               (6,402)               (8,850)
Proceeds from long term obligations.................................               --               100,000               200,000
Payments on long term obligations...................................          (13,493)                 (366)               (1,888)
Proceeds from issuance of redeemable preferred stock................            7,500                    --                    --
Redemption of redeemable preferred stock............................          (37,874)                   --                    --
Proceeds from issuance common stock, net of issuance costs..........           95,223               153,974                77,809
Proceeds from exercise of stock options.............................                1                    85                   569
Proceeds from QSP Plan offerings....................................               --                    --                   433
Repurchase of common stock warrants.................................             (945)                   --                    --
                                                                       --------------        --------------        --------------
Net cash provided by financing activities...........................           61,252               385,899               568,738
                                                                       --------------        --------------        --------------
Net increase (decrease) in cash and cash equivalents................               (3)                7,480                (5,466)
Cash and cash equivalents at beginning of year......................            1,455                 1,452                 8,932
                                                                       --------------        --------------        --------------
Cash and cash equivalents at end of year............................       $    1,452            $    8,932           $     3,466
                                                                       ==============        ==============        ==============

Supplemental disclosure of cash flow information:
Cash paid for interest..............................................       $    5,614            $   13,212           $    47,949
Cash paid for income taxes..........................................            1,850                   279                 7,007

                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

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

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

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

 Credit Policy

  Most of the Company's business is on a credit basis. The Company extends credit to its commercial customers based on evaluations of their financial condition and generally no collateral is required, although in many cases mechanics' liens are filed to protect the Company's interests. Invoices are generated when a piece of rental equipment is returned by the customer or in any event after 21 days. The Company has diversified its customer base by operating rental locations in 27 states and Canada. The Company maintains reserves it believes are adequate for potential credit losses.

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

 Depreciation and Amortization

  Rental equipment and operating property and equipment are being depreciated using the straight-line method over the following estimated useful lives:

   Rental equipment............................     3-7 years
   Operating property and equipment............    3-36 years
   Leasehold improvements...................... Term of lease

  Rental equipment and operating property and equipment is depreciated to a salvage value of 10% of cost. Amortization of assets under capital leases is included in depreciation expense.

                           RENTAL SERVICE CORPORATION

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

 Advertising Expense

  The cost of advertising is expensed as incurred. The Company incurred $1.1 million, $1.1 million, and $2.7 million in advertising costs during the years ended December 31, 1996, 1997 and 1998, respectively.

 Debt Costs

  Deferred financing costs are amortized using the straight-line method over the lives of the related debt. Recorded deferred financing costs are written off in connection with refinancings if there are substantive changes in the terms of the related debt.

 Stock Based Compensation

  The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and, accordingly, recognizes no compensation expense for stock option grants.

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

                           RENTAL SERVICE CORPORATION

 Fair Values of Financial Instruments

  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates that are repriced frequently. The fair value of the Senior Subordinated Notes approximates carrying value based on the Company's estimate of the current market for similar debt.

 Earnings Per Share

  Earnings per share is calculated in accordance with the requirements of SFAS No. 128, Earnings Per Share, as well as Staff Accounting Bulletin No. 98 (issued by the Securities and Exchange Commission in February 1998), which amends the determination of and accounting for "cheap stock" in periods prior to an initial public offering. The effect of dilutive securities is computed using the treasury stock method.

 Foreign Currency Translation

  For the Company's foreign operations, the local currency is the functional currency. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at an average of month-end rates. Adjustments resulting from this translation are recorded as a separate component of stockholders' equity.

 Comprehensive Income

  Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established new standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income (i.e., foreign currency translation adjustments). The adoption of SFAS No. 130 had no impact on the Company's net income or stockholder's equity. Comprehensive income has not been presented, as it does not materially differ from net income.

 Segment Information

  Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, Finanical Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's consolidated financial position, results of operations or financial statement disclosures, as the Company operates only one business segment.

  For the year ended December 31, 1998, the Company had total revenues of $2.3 million attributable to its foreign operations. Total assets of the Company's foreign operations were $15.2 million at December 31, 1998.

  For the year ended December 31, 1996, the Company's largest customer accounted for less than 4% of its total revenues. For each of the years ended December 31, 1997 and 1998, the Company's largest customer accounted for less than 1% of its total revenues.

                           RENTAL SERVICE CORPORATION

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


                                                                          Year Ended December 31,
                                                             --------------------------------------------------
                                                               1996                 1997                 1998
                                                             --------             --------             --------
                                                                           (Dollars in thousands)
Assets acquired......................................        $ 20,316             $142,043             $127,680
Goodwill and covenants not to compete................          12,221              189,206              191,297
Less: common stock issued or issuable................             --               (28,799)             (18,208)
Less: liabilities assumed............................          (5,267)             (23,567)             (19,195)
                                                             --------             --------             --------
Cash purchase price..................................        $ 27,270             $278,883             $281,574
                                                             ========             ========             ========
Number of acquisitions...............................              11                   22                   24

     The following table sets forth the unaudited pro forma results of operations for each year in which acquisitions occurred, and for the immediately preceding year, as if the acquisitions were consummated at the beginning of the immediately preceding year (in thousands, except per share amounts):


                                                                          Year Ended December 31,
                                                             --------------------------------------------------
                                                               1996                 1997                 1998
                                                             --------             --------             --------
                                                           (Unaudited)          (Unaudited)          (Unaudited)
Total revenues.......................................        $320,897             $507,382             $627,403
Income before and extraordinary items................           2,256               12,406               29,282
Net income...........................................             987               11,872               29,282

Earnings (loss) per common share:
  Income before and extraordinary items...............            .07                  .81                 1.33
  Net income (loss)...................................           (.08)                 .77                 1.33

Earnings (loss) per common share, assuming dilution:
  Income before extraordinary items...................            .07                  .79                 1.31
  Net income (loss)...................................           (.08)                 .76                 1.31

     On December 2, 1997, the Company acquired all of the outstanding stock of Rent-It-Center, Inc. d/b/a Center Rentals and Sales and substantially all of the assets of certain affiliated entities (collectively, "Center") for $116.9 million in cash (including the payoff of $16 million of assumed debt), 482,315 shares of common stock (of which 64,544 shares will be issued over seven years, subject to earlier issuance within three years if certain performance objectives are achieved (21,515 of these shares were issued during 1998) and the assumption of certain liabilities. Center was an independent equipment rental company that also sold a variety of equipment ranging from small tools to heavy equipment, including related commodity supplies. Center operated in Colorado, New Mexico, Texas,

                           RENTAL SERVICE CORPORATION

Kansas, Missouri and Nebraska. Center's balance sheet was consolidated with the Company's as of December 2, 1997. This acquisition resulted in $90.6 million in goodwill, which is being amortized over 40 years. Pursuant to the acquisition agreements, the Company assumed effective control of Center's operations on November 1, 1997 and has included Center's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

  During the year ended December 31, 1997, the Company completed 21 additional acquisitions of equipment rental businesses for an aggregate purchase price of $162 million in cash (including the payoff of assumed debt), 817,394 shares of common stock (of which 68,290 shares will be issued in future years) and the assumption of certain liabilities. Additionally, up to 197,738 shares of common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies, of which 65,913 shares were issued during 1998 and an additional 65,913 shares were earned and payable at December 31, 1998. Such contingent shares are valued and recorded at the date such contingencies are resolved.

  On February 3, 1998, the Company acquired substantially all of the assets of JDW Enterprises, Inc. d/b/a Valley Rentals ("Valley") for $93.6 million in cash and 435,602 shares of common stock. Valley was an independent equipment rental company operating in Arizona and New Mexico. This acquisition resulted in $57 million in goodwill, which is being amortized over 40 years.

  During the year ended December 31, 1998, the Company completed 23 additional acquisitions of equipment rental businesses for an aggregate purchase price of $188 million in cash (including the payoff of assumed debt), 277,027 shares of commmon stock and the assumption of certain liabilities. Additionally, up to 128,859 shares of common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies, of which 42,953 shares were earned and payable at December 31, 1998. Such contingent shares are valued and recorded at the date such contingencies are resolved.

  The common stock issuable in the accompanying consolidated balance sheets is associated with the common stock relating to certain of the Company's acquisitions that vests over future time periods, and the common stock relating to certain of the Company's acquisitions that was earned and payable at the end of the respective years based on the achievement of performance objectives. During 1998, 172,789 shares of the common stock issuable were paid to the sellers of these acquired businesses.

                           RENTAL SERVICE CORPORATION

3. Earnings Per Share

     The following table sets forth the computation of earnings per share and earnings per share, assuming dilution:

                                                                                          Year Ended December 31,
                                                                              ------------------------------------------------
                                                                                1996                1997                1998
                                                                              --------            --------            --------
Numerator:                                                                                     (In thousands)
  Income before extraordinary items....................................        $ 3,989             $13,149             $29,192
  Redeemable preferred stock accretion.................................         (1,643)                --                  --
                                                                               -------             -------             -------
  Income before extraordinary items available to common
    stockholders.......................................................        $ 2,346             $13,149             $29,192
                                                                               =======             =======             =======

  Net income...........................................................        $ 2,720             $12,615             $29,192
  Redeemable preferred stock accretion.................................         (1,643)                --                  --
                                                                               -------             -------             -------
  Net income available to common stockholders..........................        $ 1,077             $12,615             $29,192
                                                                               =======             =======             =======

Denominator:
  Weighted average shares outstanding..................................          7,021              13,638              21,785
  Common stock issuable in connection with acquisitions................            --                   89                 171
  Unvested restricted stock outstanding................................           (145)                (74)                (76)
                                                                               -------             -------             -------
Denominator for earnings per share.....................................          6,876              13,653              21,880
Effect of dilutive securities:
  Add-back of unvested restricted stock outstanding....................            145                  74                  76
  Common stock options.................................................            120                 182                 199
  Common stock issuable in connection with acquisitions based on
    the achievement of performance objectives..........................            --                   16                  27
  Common stock to be issued in connection with the QSP Plan............            --                    2                   9
  Common stock warrants................................................             39                 --                  --
                                                                               -------             -------             -------
    Dilutive potential common shares...................................            304                 274                 311
                                                                               -------             -------             -------
Denominator for earnings per share, assuming dilution..................          7,180              13,927              22,191
                                                                               =======             =======             =======

     In accordance with SFAS No. 128, weighted average common shares excludes the effects of the potential issuance of all shares contingent on the achievement of performance objectives, until the related objectives have been achieved.

4. Operating Property and Equipment

     Operating property and equipment consist of the following:

                                                                                      December 31,
                                                                              ----------------------------
                                                                                1997                1998
                                                                              --------            --------
                                                                                     (In thousands)
     Vehicles, machinery and equipment.................................        $30,539             $63,050
     Leasehold improvements............................................          4,391               7,945
     Furniture, fixtures and computer equipment........................          8,269              14,527
     Land and building.................................................          2,277               3,238
                                                                              --------            --------
       Total...........................................................         45,476              88,760
     Less: accumulated depreciation and amortization...................          9,677              21,131
                                                                              --------            --------
                                                                               $35,799             $67,629
                                                                              ========            ========

                           RENTAL SERVICE CORPORATION

5. Intangible Assets

     Intangible assets consist of the following:

                                                                                              December 31,
                                                                                     ----------------------------
                                                                                        1997               1998
                                                                                     ---------          ---------
                                                                                            (In thousands)
     Covenants not to compete.................................................       $   3,201          $   2,353
     Goodwill.................................................................         223,052            414,084
                                                                                     ---------          ---------
       Total..................................................................         226,253            416,437
     Less: accumulated amortization...........................................           6,087             15,198
                                                                                     ---------          ---------
                                                                                     $ 220,166          $ 401,239
                                                                                     =========          =========

     The Company has entered into non compete agreements with the former owners of certain acquired businesses. The agreements are generally for terms of one to three years and prohibit the former owners from competing with the Company in the business of renting equipment in certain counties located in the area of the acquired business.

6. Bank Debt and Long Term Obligations

     Bank debt and long term obligations consist of the following:

                                                                                              December 31,
                                                                                     ----------------------------
                                                                                        1997               1998
                                                                                     ---------          ---------
                                                                                            (In thousands)
     $650 million revolving line of credit (the "Revolver") with banks;
       interest at the prime rate plus 0.75%, due monthly, or the Eurodollar rate plus 2.25%, due on demand, at the Company's option; principal due November 24, 2003. The interest rate in effect at December 31,
       1997 and 1998 was 7.8%.................................................       $ 206,475          $ 503,775
     $100 million term loan (the "Term Loan") with banks; interest at the prime rate plus 2.25%, due monthly, or the Eurodollar rate plus 3.75%, due on demand, at the Company's option; principal due in annual installments of $1 million in each of 1998 through
       2003, with the remaining principal balance due on December 2,
       2004. The interest rates in effect at December 31, 1997 and 1998
       were 8.5% and 9.3%, respectively.......................................         100,000             99,000
     Cdn. $28 million revolving line of credit (the "Canadian Credit
       Facility") with banks; interest at the Canadian prime rate plus 2%, due monthly, or the Eurodollar rate plus 1.5%, due on demand, at the Company's option; principal due December 2, 2002. The
       interest rate in effect at December 31, 1998 was 8.75%.................             --               3,365
     $200 million 9% Senior Subordinated Notes due 2008 (the"Senior
       Subordinated Notes"); interest due semi-annually each May 15 and
       November 15, beginning November 15, 1998...............................             --             200,000
     Other....................................................................             500              2,572
                                                                                     ---------          ---------
                                                                                     $ 306,975          $ 808,712
                                                                                     =========          =========

     On December 2, 1997, the Company amended and restated the Revolver to increase its total available financing to $600 million. This increase consisted of an increase in the availability under the Revolver to $500 million and the implementation of the new $100 million Term Loan (together with the Revolver, the "Bank Facility").

     On November 24, 1998, the Company amended the Bank Facility to, among other things, (i) increase the availability under the Revolver to $650 million; (ii) increase the interest rate margins for the Revolver by 0.50%; (iii) increase the allowed levels of capital expenditures and investments to $335 million in 1998, $325 million in

                           RENTAL SERVICE CORPORATION
each of 1999 and 2000, $400 million in 2001, $525 million in 2002, $625 million in 2003 and $725 million in 2004 (plus amounts reinvested from asset sales);
(iv) adjust certain financial and other covenants, including the minimum interest coverage and maximum total debt to EBITDA ratios; (v) increase the allowed level of acquisitions to $300 million plus the net cash proceeds from any equity or permitted subordinated debt offerings completed during the remaining term of the Bank Facility; (vi) increase the commitment fee to 0.50% of the unused commitment, with reductions available based on the achievement of specified total debt to EBITDA ratios; and (vii) extend the maturity date of the Revolver to November 24, 2003. Effective December 31, 1998, the Company further amended the Bank Facility to increase the allowed level of investments and capital expenditures for 1998 to $365 million (plus amounts reinvested from asset sales).

  The amended and restated Revolver contains provisions to periodically adjust the prime and Eurodollar interest rate margins, and the commitment fee, based on the Company's achievement of specified total debt to EBITDA ratios. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of the Company's domestic subsidiaries and (ii) 100% of the value (lower of net book value or orderly liquidation value) of eligible rental equipment through December 31, 1998; 90% of the value of eligible rental equipment from January 1, 1999 through December 31, 1999; 85% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 80% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the Revolver.

  The Term Loan consists of a $100 million seven-year term loan facility, which requires mandatory principal payments of $1 million on each of its first six anniversaries, with the remaining principal balance due at maturity. The Term Loan matures on December 2, 2004. Interest on the Term Loan is payable at either the prime rate plus 2.25% or the Eurodollar rate plus 3.75% (at the Company's option).

  The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens on their property, (iii) enter into contingent obligations; (iv) make certain capital expenditures and investments; (v) engage in certain sales of assets; (vi) merge or consolidate with or acquire another person or engage in other fundamental changes; (vii) enter into leases; (viii) engage in certain transactions with affiliates; and (ix) declare or pay dividends. At December 31, 1998, the Company was in compliance with all covenants of the Bank Facility.

  Borrowings under the Bank Facility are secured by all of the personal property of the Company's domestic subsidiaries and a pledge of the capital stock and intercompany debt of those subsidiaries. RSC is a guarantor of the obligations of its domestic subsidiaries under the Bank Facility, and has granted liens on substantially all of its assets (including the stock of its domestic subsidiaries) to secure such guaranty. The Bank Facility also restricts the Company from declaring or paying dividends on its common stock. In addition, the Company's domestic subsidiaries are guarantors of the obligations of the other subsidiaries under the Bank Facility. The Bank Facility includes a $2 million letter of credit facility. A commitment fee equal to 0.50% of the unused commitment, excluding the face amount of all outstanding and undrawn letters of credit, is also payable monthly in arrears. The obligation of the lenders to make loans or issue letters of credit under the Bank Facility is subject to certain customary conditions.

  The amounts outstanding under the Revolver at December 31, 1997 and 1998 were $206.5 million and $503.8 million, respectively, with $138 million and $146.2 million, respectively, available based on the borrowing base.

  In connection with an amendment to the Revolver in January 1997, the Company wrote-off the related unamortized deferred financing costs and recorded a loss on extinguishment of debt of $920,000, net of income taxes of $386,000, which has been classified as an extraordinary item in the accompanying consolidated statements of operations for the year ended December 31, 1997.

  In connection with the implementation of an amendment to the Revolver in September 1996, the Company wrote off the related deferred financing costs and recorded a loss on extinguishment of debt of $2.5 million which

                           RENTAL SERVICE CORPORATION
has been classified as an extraordinary item, net of income taxes of $964,000, in the accompanying consolidated statements of operations for the year ended December 31, 1996.

     On August 21, 1998, Rental Service Corporation of Canada Ltd. ("RSC Canada"), a wholly owned subsidiary of RSC, entered into the Canadian Credit Facility with lenders (or affiliates) who are parties to the Bank Facility. The total amount of credit available under the Canadian Credit Facility is limited to a borrowing base equal to the sum of (i) 85% of eligible accounts receivable of RSC Canada and (ii) 85% of the value (lower of net book value or orderly liquidation value) of eligible rental equipment of RSC Canada. The Canadian Credit Facility contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on RSC's achievement of specified total debt to EBITDA ratios. The Canadian Credit Facility is secured by substantially all of the assets of RSC Canada, and any subsidiary of RSC Canada, and is guaranteed by RSC, with the guarantee being secured by the stock of RSC Canada. The Canadian Credit Facility expires on December 2, 2002 and contains certain other terms substantially similar to those contained in the Bank Facility. At December 31, 1998, the Company was in compliance with all covenants of the Canadian Credit Facility.

     On May 13, 1998, the Company issued the Senior Subordinated Notes in a private placement pursuant to Rule 144A. The Senior Subordinated Notes call for semi-annual interest payments at the 9% rate on May 15 and November 15 of each year (beginning November 15, 1998) and mature on May 15, 2008. The Senior Subordinated Notes are guaranteed by substantially all of the Company's current and future domestic subsidiaries, and contain covenants restricting additional indebtedness, certain payments by the Company and its subsidiaries, asset sales, liens, mergers and consolidations and transactions with affiliates.

     The aggregate annual maturities of bank debt and long term obligations as of December 31, 1998 are as follows:


                                                                       Canadian           Senior
                                                          Term          Credit         Subordinated
                                        Revolver          Loan         Facility            Notes           Other          Total
                                       ---------        --------       --------        ------------       -------       ---------
                                                                             (In thousands)
  1999.........................        $     --         $  1,000        $   --          $     --          $   624       $   1,624
  2000.........................              --            1,000            --                --              624           1,624
  2001.........................              --            1,000            --                --              624           1,624
  2002.........................              --            1,000          3,365               --              530           4,895
  2003.........................          503,775           1,000            --                --               38         504,813
  Thereafter...................              --           94,000            --            200,000             132         294,132
                                       ---------        --------        -------         ---------         -------       ---------
                                       $ 503,775        $ 99,000        $ 3,365         $ 200,000         $ 2,572       $ 808,712
                                       =========        ========        =======         =========         =======       =========



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

                           RENTAL SERVICE CORPORATION

 Restricted Stock Grants

  On October 9, 1998, the Company issued its current chairman 235,000 shares of restricted stock. The restricted stock is subject to vesting in equal installments over four years, however, the vesting may be accelerated under certain circumstances, including a change of control. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense is being amortized over the vesting period. Additionally, the Company entered into an agreement to loan the chairman the amount of any tax liability resulting from the grant (up to $1.4 million). The loan accrues interest at a rate equal to the current rate on the Company's Revolver, with principal and interest due upon 100% vesting of the restricted stock and in certain other circumstances. The loan is secured by the restricted stock and will be forgiven based on the market price of the Company's common stock reaching certain levels, and in certain other circumstances if the vesting of the restricted stock is accelerated. At December 31, 1998, the chairman owed the Company $1.4 million, including accrued interest, under this loan agreement.

 Stock Option Plans

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

  On July 25, 1995, the Company's Board of Directors adopted a Stock Option Plan (the "1995 Plan") whereby officers, directors, and key employees may be granted options to purchase common stock at a price set by the option committee not to be less than 100% of the fair market value of such shares on the date such option is granted, further, not to exceed 110% of the fair market price on the date such option is granted. The aggregate number of shares that may be issued upon exercise of options under the 1995 Plan may not exceed 324,000. Generally, the stock options granted under the 1995 Plan will expire ten years from the date such options were granted. The options currently outstanding under the 1995 Plan generally become exercisable in various amounts over either a four or five year period; however, the vesting for certain portions of the options may be accelerated if the employee and the Company achieve certain performance targets, as determined by the option committee. At December 31, 1998, no shares were available for future stock option grants under the 1995 Plan.

  On February 5, 1997, the Company's stockholders approved, and the Company adopted, the 1996 Equity Participation Plan of Rental Service Corporation (the "1996 Plan"). The 1996 Plan authorized the issuance of not more than 1,000,000 shares of common stock (or the equivalent in other equity securities) upon the exercise of options, stock appreciation rights and other awards, or upon vesting of restricted or deferred stock awards ("Awards"). On April 29, 1998, the Company's stockholders approved a proposal to increase the number of shares of common stock authorized for issuance under the 1996 Plan to 2,000,000. Under the 1996 Plan, Awards may be granted to officers, non-employee directors, key employees and consultants of the Company at a price not to be less than 100% of the fair market price on the date an award is granted. Generally, the stock options granted under the 1996 Plan will expire ten years from the date such options were granted. The options currently outstanding under the 1996 Plan generally become exercisable in equal installments over a four-year period from the date of grant. At December 31, 1998, 850,706 shares of common stock were available for future Awards under the 1996 Plan.

  On January 14, 1998, the Company granted its current chairman 190,000 stock options and 10,000 shares of restricted stock under the 1996 Plan. The options and restricted stock are subject to vesting in equal installments over four years, however, the options may vest earlier if certain performance criteria are met. In addition, the vesting of the restricted stock may be accelerated under certain circumstances, including a change of control. The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense is being amortized over the vesting period. On February 25, 1998, the chairman surrendered to the Company options to purchase 57,000 shares of common stock in order to

                           RENTAL SERVICE CORPORATION
ensure the number of shares of common stock available for issuance pursuant to the 1996 Plan was sufficient to allow certain grants of stock options to other officers.

     On April 29, 1998, the Company granted the chairman 40,411 stock options and 16,589 shares of restricted stock under the 1996 Plan. The options and restricted stock are subject to vesting in equal installments over four years, however, the options may vest earlier if certain performance criteria are met. In addition, the vesting of the restricted stock may be accelerated under certain circumstances, including a change of control. The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense is being amortized over the vesting period.

     A summary of the Company's stock option activity, and related information, for the years ended December 31, 1996, 1997 and 1998 follows:

                                                                                    Outstanding Options
                                                                 -------------------------------------------------------
                                                                                                               Weighted
                                                                                                                Average
                                              Shares                                      Exercise             Exercise
                                             Available              Number                 Price                 Price
                                            for Options           of Shares              per Share             per Share
                                            -----------          -----------          ---------------          ---------
Balance at December 31, 1995...........         194,310              129,690          $           .01           $   .01
Grants--1995 Plan......................        (209,190)             209,190             7.03 - 21.00             17.12
Exercises--1995 Plan...................             --               (34,290)                     .01               .01
Forfeitures--1995 Plan.................          16,740              (16,740)                     .01               .01
Cancellations--1995 Plan...............             --               (12,510)                     .01               .01
                                            -----------          -----------                                    -------

Balance at December 31, 1996...........           1,860              275,340              .01 - 21.00             13.01
Authorized Shares--1996 Plan...........       1,000,000                  --                       --                --
Grants--1996 Plan......................        (717,913)             717,913            18.00 - 26.88             20.66
Exercises--1995 Plan...................             --              (30,321)              .01 - 14.11              2.82
Forfeitures--1996 Plan.................          80,580              (80,580)           18.00 - 20.25             18.72
Cancellations--1995 Plan...............             --                (5,400)                   14.11             14.11
                                            -----------          -----------                                    -------
Balance at December 31, 1997...........         364,527              876,952              .01 - 26.88             19.09
Authorized Shares--1996 Plan...........       1,000,000                  --                       --                --
Grants--1995 Plan......................          (1,860)               1,860                    22.88             22.88
Grants--1996 Plan......................        (594,847)             594,847            17.38 - 36.44             22.96
Restricted Stock Grants--1996 Plan.....         (26,589)              26,589                      .01               .01
Exercises--1995 Plan...................             --               (42,485)             .01 - 14.11              1.86
Exercises--1996 Plan...................             --               (26,962)           18.00 - 20.25             18.16
Forfeitures--1996 Plan.................         109,475             (109,475)           19.44 - 28.56             21.81
Cancellations--1995 Plan...............             --                (7,503)             .01 - 14.11              8.04
                                            -----------          -----------                                    -------
Balance at December 31, 1998...........         850,706            1,313,823          $   .01 - 36.44           $ 20.88
                                            ===========          ===========                                    =======

                           RENTAL SERVICE CORPORATION

     Options outstanding at December 31, 1998 have exercise prices ranging from $.01 to $36.44 per share, with a weighted average exercise price of $20.88 per share, as outlined in the following table:


                                                                   Weighted        Weighted                         Weighted
                                                                    Average         Average                          Average
                                                   Number of       Exercise        Remaining        Number of       Exercise
                                                    Options          Price        Contractual        Options          Price
          Range of Exercise Prices                Outstanding      per Share          Life         Exercisable      per Share
--------------------------------------------      -----------      ---------      -----------      -----------      ---------
$.01........................................          36,172        $   .01           8.51             6,299         $   .01
$ 7.03 - $14.11.............................          60,048          12.65           7.20            30,602           13.28
$17.38 - $20.25.............................         641,898          19.89           8.42           270,597           20.07
$20.50 - $24.75.............................         380,738          22.13           8.78            62,500           21.15
$25.63 - $28.81.............................         162,967          26.98           8.98            22,167           25.92
$33.00 - $36.44.............................          32,000          33.69           9.57               --              --
                                                   ---------        -------           ----           -------         -------
     Totals.................................       1,313,823        $ 20.88           8.57           392,165         $ 19.72
                                                   =========        =======           ====           =======         =======

     The weighted average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 was $10.23, $9.23 and $13.08, respectively.

  Employee Stock Purchase Plan

     On April 28, 1997, the Company's stockholders approved, and the Company adopted, the Employee Qualified Stock Purchase Plan of Rental Service Corporation (the "QSP Plan"). Under the QSP Plan, the Company has reserved 250,000 shares of common stock for sale to employees. The QSP Plan allows eligible employees to purchase shares of common stock at the lesser of 85% of the fair market value of such shares at the beginning or end of each semiannual offering period. Purchases are limited to 15% of an employee's eligible compensation, subject to a maximum purchase of 1,500 shares in any semiannual offering period. The QSP Plan commenced on July 1, 1997. At December 31, 1998, 229,118 shares of common stock remain available under the QSP Plan.

  Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996, 1997 and 1998: risk-free interest rates of 6.28%, 5.71% and 4.54%, respectively; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .641, .415 and .588, respectively; and a weighted average expected life of the option of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options having no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

                           RENTAL SERVICE CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                       Year ended December 31,
                                                                           ------------------------------------------------
                                                                             1996                1997                1998
                                                                           --------            --------            --------
                                                                                (In thousands, except per share amounts)
     Pro forma net income..........................................         $ 2,597            $ 10,964            $ 27,446
     Pro forma net income per share................................             .14                 .80                1.25
     Pro forma net income per share, assuming dilution.............             .13                 .79                1.24

     The effects of applying SFAS 123 are not likely to be representative of the effects on reported net income for future years.

8. Employee Benefit Plans

     The Company maintains a Section 401(k) employee savings plan (the "Savings Plan") covering substantially all full-time employees upon completion of at least six months of continuous employment. The Savings Plan is a defined contribution plan and provides for the Company to make discretionary contributions as deemed appropriate by the administrative committee. During the years ended December 31, 1996, 1997 and 1998, the Company made discretionary contributions totaling $150,000, $436,000 and $990,000, respectively.

9. Commitments and Contingencies

   Operating Leases

     The Company leases certain operating premises and equipment under operating leases. Substantially all of the property leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Certain of the real property leases provide for escalation of future rental payments based upon increases in the consumer price index. Rental expense under such operating leases totaled $3.1 million, $5.4 million and $11.7 million for the years ended December 31, 1996, 1997 and 1998, respectively. Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 1998 (in thousands):

   1999................................................................      $ 13,067
   2000................................................................        11,389
   2001................................................................         9,419
   2002................................................................         6,830
   2003................................................................         2,693
   Thereafter..........................................................         4,209
                                                                             --------
                                                                             $ 47,607
                                                                             ========

   Purchase Obligations

     At December 31, 1998, the Company was obligated, under non-cancelable purchase commitments, to purchase $21.5 million of equipment.

   Risk Management

     The Company currently has an insurance deductible of $5,000 per occurrence for physical damage or loss to its rental equipment, and is self-insured for physical damage or loss to its vehicles. Presently, the Company has an insurance deductible of $50,000 per occurrence for claims related to general and vehicle liability. The general and vehicle policy includes per occurrence and annual aggregate liability limits of $2 million, and $1 million, respectively, with excess umbrella coverage up to $100 million.

                           RENTAL SERVICE CORPORATION

 Environmental

      The Company and its operations are subject to federal, state and local laws and regulations governing, among other things, occupational health and safety and environmental protection. Under these laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of hazardous substances located on such property. The Company incurs ongoing expenses associated with the removal of underground storage tanks and the performance of appropriate remediation. The Company has accrued $652,000 and $213,000 at December 31, 1997 and 1998, respectively, related to environmental remediation. The actual costs of remediating these environmental conditions may be different than that accrued by the Company due to the difficulty in estimating such costs and due to potential changes in the status of legislation and state reimbursement programs. The Company does not believe such removal and remediation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

 Legal Proceedings

      The Company and its subsidiaries are parties to various litigation matters, in most cases involving ordinary and routine claims incidental to its business. The ultimate legal and financial liability with respect to such pending litigation cannot be estimated with certainty, but the Company believes, based on its examination of such matters, such ultimate liability will not have a material adverse effect on its business, or its consolidated financial position, results of operations or cash flows.

10. Related Party Transactions

      One of the stockholders of the Company received an investment banking fee (pursuant to a formula) from the Company in connection with certain of the Company's acquisitions. Such fees paid to the stockholder during the years ended December 31, 1996, 1997 and 1998 totaled $388,000, $1.1 million and $0, respectively. The stockholder also received a monitoring fee, which equaled 1% of the aggregate amount of debt and equity interest of or by the stockholder in the Company. Such fees paid to the stockholder during the years ended December 31, 1996, 1997 and 1998 totaled $235,000, $0 and $0, respectively, and are included in selling, general and administrative expense. The Company's obligation to pay such investment banking and monitoring fees terminated in September 1996, in conjunction with its initial public offering, however, the Company, at its discretion, may utilize the stockholder's investment banking services under the same fee arrangement.

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

                           RENTAL SERVICE CORPORATION

11. Income Taxes

     The provision for income taxes is comprised of the following:

                                                                                   Year ended December 31,
                                                                     -------------------------------------------------
                                                                        1996                1997                1998
                                                                     ---------           ---------            --------
                                                                                      (In thousands)
     Current:
          Federal................................................    $     --            $   2,669            $  5,406
          State..................................................          187                 279                 550
                                                                     ---------           ---------            --------
                                                                           187               2,948               5,956
     Deferred:
          Federal................................................        1,550               6,402              14,211
          State..................................................          163                 594               1,543
                                                                     ---------           ---------            --------
                                                                         1,713               6,996              15,754

     Foreign.....................................................          --                  --                  223
     Extraordinary items.........................................          822                 386                 --
                                                                     ---------           ---------            --------
                                                                     $   2,722           $  10,330            $ 21,933
                                                                     =========           =========            ========

     Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                                              December 31,
                                                                     -----------------------------
                                                                        1997                1998
                                                                     ---------           ---------
                                                                             (In thousands)
     Deferred tax assets:
          Accrued liabilities....................................    $   5,004           $   4,957
          Rental equipment and inventory reserves................        1,496               3,087
          Bad debt reserve.......................................          504               1,396
          Net operating loss carryforwards.......................        7,948              16,154
          Alternative minimum tax credit.........................        4,776              10,506
          Valuation allowance....................................       (4,487)             (7,364)
                                                                     ---------           ---------
                                                                        15,241              28,736
     Deferred tax liabilities:
          Depreciation and amortization..........................      (30,857)            (64,996)
                                                                     ---------           ---------
     Net deferred tax liability..................................    $ (15,616)          $ (36,260)
                                                                     =========           =========

     The Company's effective income tax rate varied from the statutory U.S. federal income tax rate (34% in 1996 and 35% in 1997 and 1998) as follows:

                                                                                   Year ended December 31,
                                                                     -------------------------------------------------
                                                                        1996                1997                1998
                                                                     ---------           ---------            --------
                                                                                      (In thousands)
     Expected provision using the statutory tax rate.............    $   2,282           $   8,218            $ 17,894
     State taxes, net of federal tax benefit.....................          204                 753               1,924
     Foreign taxes...............................................          --                  --                  223
     Permanent differences, primarily amortization
       of intangibles............................................          341                 732               1,998
     Other.......................................................         (105)                627                (106)
                                                                     ---------           ---------            --------
                                                                     $   2,722           $  10,330            $ 21,933
                                                                     =========           =========            ========

                           RENTAL SERVICE CORPORATION

    At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $39.1 million that expire in the years 2005 through 2018. In addition the Company had combined state net operating loss carryforwards of $48.2 million that expire in the years 1999 through 2018. $11.8 million of the federal and $3.6 million of the state net operating loss carryforwards relate to certain of the Company's acquisitions. The acquired separate company net operating loss carryforwards are subject to restrictions in accordance with Internal Revenue Code Section 382, and the ultimate utilization of the net operating loss carryforwards is further limited based upon the future profitability of the acquired entities. For financial reporting purposes, a valuation allowance of $5 million has been recognized to offset the deferred tax asset related to the net operating loss carryforwards obtained in connection with these acquisitions.

    At December 31, 1998, the Company has alternative minimum tax credit carryforwards of $10.3 million for federal income tax purposes and $200,000 for state income tax purposes that are available to offset future regular income tax that is in excess of the alternative minimum tax in such year. $2.1 million of the federal and all of the state alternative minimum tax credit carryforwards relate to certain of the Company's acquisitions. Limitations similar to those restricting the use of acquired company net operating loss carryforwards also restrict the use of acquired company alternative minimum tax credit carryforwards. For financial reporting purposes, a valuation allowance of $2.4 million has been recognized to offset the deferred tax asset related to the alternative minimum tax credit carryforwards obtained in connection with these acquisitions.

    In connection with certain acquisitions, $4.5 million and $5 million of net deferred tax liabilities were assumed by the Company in the years ended December 31, 1997 and 1998, respectively.

    The valuation allowance decreased $253,000 in 1997 and increased $2.8 million in 1998. The decrease in 1997 is principally due to a decrease in the estimated state net operating loss not expected to be realized from the Company's discontinued California operations. The increase in 1998 is principally to provide for potential limitations on the use of net operating loss and alternative minimum tax credit carryforwards obtained in connection with certain of the Company's 1998 acquisitions.

    Any tax benefit resulting from the utilization of the net operating loss or alternative minimum tax credit carryforwards obtained in connection with the Company's acquisitions will be accounted for as a reduction of the purchase price of the acquired entities in the periods they are realized.

    Pre-tax income attributable to the Company's foreign operations was $489,000 in the year ended December 31, 1998.

12. Financial Information of Guarantor Subsidiaries

    The Senior Subordinated Notes are guaranteed by all of the Company's domestic subsidiaries (the "guarantor subsidiaries"), but are not guaranteed by RSC Canada (the "non-guarantor subsidiary"). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and a standard limitation providing that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate financial statements of the guarantor subsidiaries have not been presented because such information would not materially differ from the consolidated financial statements of the Company, as the non-guarantor subsidiary represented only 1.1% of total assets, 0.4% of total revenues and 1% of pre-tax income for 1998. Financial information for the non-guarantor subsidiary is not presented for 1996 and 1997 since this subsidiary came into existence during 1998.

                           RENTAL SERVICE CORPORATION

13. Quarterly Financial Information (Unaudited)

                                                           First          Second        Third         Fourth         Year-
                                                          Quarter        Quarter       Quarter       Quarter        To-Date
                                                         ---------      ---------     ---------     ---------      ---------
                                                                      (In thousands, except per share amounts)
Total revenues:

  1997................................................   $  41,309      $  58,554     $  72,469     $  88,931      $ 261,263
  1998................................................     108,663        141,050       160,687       168,074        578,474

Gross profit:

  1997................................................      10,978         14,870        18,841        23,943         68,632
  1998................................................      26,936         38,448        44,847        49,076        159,307

Income before extraordinary items:

  1997................................................       2,183          2,855         3,920         4,191         13,149
  1998................................................       5,484          7,135         8,283         8,290         29,192

Net income:

  1997................................................       1,649          2,855         3,920         4,191         12,615
  1998................................................       5,484          7,135         8,283         8,290         29,192

Earnings per common share:

  1997
  ----
  Income before extraordinary items...................   $     .19      $     .23     $     .26     $     .26      $     .96
  Extraordinary items.................................        (.04)           --            --            --            (.04)
                                                         ---------      ---------     ---------     ---------      ---------
  Net income..........................................   $     .15      $     .23     $     .26     $     .26      $     .92
                                                         =========      =========     =========     =========      =========

  1998
  ----
  Income before extraordinary items...................   $     .27      $     .34     $     .37     $     .35      $    1.33
  Extraordinary items.................................         --             --            --            --             --
                                                         ---------      ---------     ---------     ---------      ---------
  Net income..........................................   $     .27      $     .34     $     .37     $     .35      $    1.33
                                                         =========      =========     =========     =========      =========

Earnings per common share, assuming dilution:

  1997
  ----
  Income before extraordinary items...................   $     .19      $     .23     $     .26     $     .26      $     .94
  Extraordinary items.................................        (.05)           --            --            --            (.03)
                                                         ---------      ---------     ---------     ---------      ---------
  Net income..........................................   $     .14      $     .23     $     .26     $     .26      $     .91
                                                         =========      =========     =========     =========      =========

  1998
  ----
  Income before extraordinary items...................   $     .27      $     .34     $     .37     $     .34      $    1.32
  Extraordinary items.................................         --             --            --            --             --
                                                         ---------      ---------     ---------     ---------      ---------
  Net income..........................................   $     .27      $     .34     $     .37     $     .34      $    1.32
                                                         =========      =========     =========     =========      =========

                           RENTAL SERVICE CORPORATION

14. Subsequent Events

     On January 4, 1999, the Company granted options to purchase 687,254 shares of common stock to its officers and employees under the 1996 Plan (including 200,000 shares to its current chairman). The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant.

     On January 20, 1999, the Company entered into an Agreement and Plan of Merger with NationsRent, Inc., a Delaware corporation. The merger agreement provides, subject to the terms and conditions set forth therein, for NationsRent to be merged with and into the Company. Following the merger, NationsRent's subsidiaries will become wholly owned subsidiaries of RSC. At the effective time of the merger, (i) each outstanding share of NationsRent common stock will be converted into 0.355 of a share of RSC's common stock (the "Exchange Ratio") and
(ii) all outstanding options to purchase shares of NationsRent common stock will be assumed by the Company and converted into options to purchase RSC common stock subject to adjustment for the Exchange Ratio. The merger is expected to be accounted for as a pooling of interests. The merger, which is subject to stockholder approvals and other customary conditions, is expected to close during the second quarter of 1999.

     Subsequent to December 31, 1998, the Company has completed one acquisition of an equipment rental business for a purchase price of $3.3 million in cash (including the payoff of assumed debt), 5,000 shares of common stock and the assumption of certain liabilities.

     As of February 26, 1999, the Company was party to non-binding letters of intent to acquire six equipment rental businesses for an aggregate purchase price of $12.6 million in cash (including the payoff of assumed debt). These acquisitions are subject to a number of closing conditions, including the execution of definitive purchase agreements, the completion of due diligence investigations and Board of Directors approval.

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES



Board of Directors
Rental Service Corporation

  We have audited the consolidated financial statements of Rental Service Corporation as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 10, 1999, included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                  /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 10, 1999

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                                            December 31,
                                                                                    --------------------------------
                                                                                       1997                 1998
                                                                                    ----------           -----------
                                    ASSETS
                                    ------
Cash........................................................................         $        5            $      --
Other assets, net...........................................................                  2                 7,488
Investment in and net amounts due from wholly owned subsidiaries............            290,782               612,316
                                                                                    -----------           -----------
                                                                                     $  290,789            $  619,804
                                                                                    ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
   Accounts payable and accrued expenses....................................         $        8            $      --
   Accrued interest payable.................................................                --                  2,319
   Senior Subordinated Notes................................................                --                200,000
                                                                                   ------------           -----------
       Total liabilities....................................................                  8               202,319

Stockholders' equity:
   Common stock.............................................................                198                   241
   Additional paid-in capital...............................................            270,927               373,646
   Common stock issuable....................................................              6,000                 3,988
   Deferred compensation expense............................................                 --                (3,162)
   Currency translation loss................................................                 --                   (76)
   Retained earnings........................................................             13,656                42,848
                                                                                    -----------           ------------
       Total stockholders' equity...........................................            290,781               417,485
                                                                                    -----------           ------------
                                                                                     $  290,789            $  619,804
                                                                                    ===========           ============




                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                              Year Ended December 31,
                                                                             ------------------------------------------------------
                                                                                  1996                  1997                1998
                                                                              ------------          ------------        -----------
Costs and expenses:
 Selling, general and administrative expense...........................           $     --             $      --          $   305
 Amortization expense..................................................                 --                    --              410
 Interest expense, net.................................................                  3                    --           11,817
                                                                              ------------          ------------        ---------
Loss before equity in income of subsidiaries, income taxes and
 extraordinary item....................................................                 (3)                   --          (12,532)
Benefit for income taxes...............................................                 --                    --           (5,376)
                                                                               -----------          ------------        ---------
Loss before equity in income of subsidiaries and extraordinary items...                 (3)                   --           (7,156)
Equity in income of subsidiaries.......................................              2,503                12,615           36,348
                                                                               -----------         -------------        ---------
Income before extraordinary item.......................................              2,500                12,615           29,192
Extraordinary item, gain on extinguishment of debt less applicable
 income taxes of $142 in 1996..........................................                220                    --              --
                                                                               -----------         -------------        ---------
Net income.............................................................           $  2,720             $  12,615            9,192
                                                                               ===========         =============        =========




                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 Year Ended December 31,
                                                                       -------------------------------------------------------------
                                                                                 1996                   1997               1998
                                                                            --------------         -------------        ----------
Operating activities
Net income.............................................................           $  2,720             $  12,615         $  29,192
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Equity in income of subsidiaries.....................................             (2,503)              (12,615)          (36,348)
  Amortization.........................................................                 --                    --               410
  Extraordinary item...................................................               (220)                   --                --
  Amortization of deferred compensation expense........................                 --                    --               305
  Currency translation loss............................................                 --                    --               (76)
  Change in other assets...............................................                 --                    (2)           (7,486)
  Change in accounts payable and accrued expenses......................                  8                    --                (8)
  Change in accrued interest payable...................................                 --                    --             2,319
                                                                                  --------             ---------         ---------
Net cash provided by (used in) operating activities....................                  5                    (2)          (11,692)
Financing activities
Proceeds from issuance of redeemable preferred stock...................              7,500                    --                --
Redemption of redeemable preferred stock...............................            (37,874)                   --                --
Payments of debt issuance costs........................................                 --                    --            (5,675)
Payments on notes payable..............................................            (12,055)                   --                --
Proceeds from issuance of Senior Subordinated Notes....................                 --                    --           200,000
Proceeds from issuance of common stock, net of issuance costs..........             95,223               153,974            77,809
Proceeds from exercise of stock options................................                  1                    85               569
Proceeds from QSP plan offerings.......................................                 --                    --               433
Repurchase of common stock warrants....................................               (945)                   --                --
Loans to subsidiaries..................................................            (51,855)             (154,057)         (261,449)
                                                                                  --------             ---------         ---------
Net cash provided by (used in) financing activities....................                 (5)                    2            11,687
                                                                                  --------             ---------         ---------
Decrease in cash.......................................................           $     --             $      --         $      (5)
                                                                                  ========             =========         =========




                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               December 31, 1998



1. Basis of Presentation

     Rental Service Corporation's ("RSC" or the "Company") investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated net income using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. Long-Term Debt

     The Company has guaranteed its domestic subsidiaries' $650 million revolving line of credit with banks, of which $206.5 million and $503.8 million was outstanding at December 31, 1997 and 1998, respectively. The Company has also guaranteed its domestic subsidiaries' $100 million term loan with banks, of which $100 million and $99 million was outstanding at December 31, 1997 and 1998, respectively. Additionally, the Company has guaranteed the Cdn. $28 million revolving line of credit with banks of RSC Canada, a wholly owned subsidiary of RSC, of which $3.4 million was outstanding at December 31, 1998.

     On May 13, 1998, the Company issued $200 million 9% Senior Subordinated Notes due 2008 in a private placement pursuant to Rule 144A. The Senior Subordinated Notes call for semi-annual interest payments at the 9% rate on May 15 and November 15 of each year (beginning November 15, 1998) and mature on May 15, 2008. The Senior Subordinated Notes are guaranteed by substantially all of the Company's current and future domestic subsidiaries, and contain covenants restricting additional indebtedness, certain payments by the Company and its subsidiaries, asset sales, liens, mergers and consolidations and transactions with affiliates.

3. Stockholders' Equity

     During 1998, the Company granted its current chairman 261,589 shares of restricted stock (26,589 shares of which were issued under one of the Company's stock option plans). The restricted stock is subject to vesting in equal installments over four years from the respective dates of grant, however, the vesting may be accelerated under certain circumstances, including a change of control. The restricted stock was valued at the fair market value of the Company's common stock on the respective dates of grant, and the resulting deferred compensation expense is being amortized over the respective vesting periods.

     In connection with a restricted stock grant in October 1998, the Company entered into an agreement to loan the chairman the amount of any tax liability resulting from the grant (up to $1.4 million). The loan accrues interest at a rate equal to the current rate on the Company's revolving line of credit, with principal and interest due upon 100% vesting of the restricted stock and in certain other circumstances. The loan is secured by the restricted stock and will be forgiven based on the market price of the Company's common stock reaching certain levels, and in certain other circumstances if the vesting of the restricted stock is accelerated. At December 31, 1998, the chairman owed the Company $1.4 million, including accrued interest, under this loan agreement.

4. Subsequent Events

  On January 20, 1999, the Company entered into an Agreement and Plan of Merger with NationsRent, Inc., a Delaware corporation. The merger agreement provides, subject to the terms and conditions set forth therein, for NationsRent to be merged with and into the Company. Following the merger, NationsRent's subsidiaries will become wholly owned subsidiaries of RSC. At the effective time of the merger, (i) each outstanding share of NationsRent common stock will be converted into 0.355 of a share of RSC's common stock (the "Exchange Ratio") and
(ii) all outstanding options to purchase shares of NationsRent common stock will be assumed by the Company and converted into options to purchase RSC common stock subject to adjustment for the Exchange Ratio. The merger is expected to be accounted for as a pooling of interests. The merger, which is subject to stockholder approvals and other customary conditions, is expected to close during the second quarter of 1999.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           RENTAL SERVICE CORPORATION

                  Year Ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                                                    Additions
                                                            --------------------------
                                          Balance at        Charged to                      Transfers
                                          Beginning of      Costs and                       From Other                Balance at
    Description                           Year              Expenses       Acquisitions     Accounts     Deductions   End of Year
---------------------------------------   ------------      -----------    ------------     ----------   ----------   -----------
Year ended December 31, 1996
Deducted from assets accounts:
 Allowance for doubtful accounts.......       $  1,791        $ 1,692        $   276         $    --      $ 1,594  (a)    $ 2,165
 Reserve for rental equipment..........            511            434             --              --           22  (b)        923
 Reserve for inventory obsolescence....            603             97            224              --          142  (b)        782
 Income tax valuation allowance........          7,858             --             --              --        3,118  (c)      4,740
                                              --------        -------        --------        -------      -------         -------
     Total.............................       $ 10,763        $ 2,223        $   500         $    --      $ 4,876         $ 8,610
                                              ========        =======        ========        =======      =======         =======


Year ended December 31, 1997
Deducted from assets accounts:
 Allowance for doubtful accounts.......       $  2,165        $ 2,596        $   582         $    --      $ 2,418  (a)    $ 2,925
 Reserve for rental equipment..........            923            511            218           1,416          412  (b)      2,656
 Reserve for inventory obsolescence....            782            534            247             787          169  (b)      2,181
 Income tax valuation allowance........          4,740             --             --              --          253  (c)      4,487
                                              --------        -------        -------         -------      -------         -------
     Total.............................       $  8,610        $ 3,641        $ 1,047         $ 1,529      $ 2,578         $12,249
                                              ========        =======        =======         =======      =======         =======

Year ended December 31, 1998
Deducted from assets accounts:
 Allowance for doubtful accounts.......       $  2,925        $ 4,429        $ 1,335         $    --      $ 3,832  (a)    $ 4,857
 Reserve for rental equipment..........          2,656          1,080          5,714              --        2,503  (b)      6,947
 Reserve for inventory obsolescence....          2,181            975            545             185        2,877  (b)      1,009
 Income tax valuation allowance........          4,487             --          2,877              --           --           7,364
                                              --------        -------        --------        -------      -------         -------
     Total.............................       $ 12,249        $ 6,484        $10,471         $   185      $ 9,212         $20,177
                                              ========        =======        ========        =======      =======         =======

(a)  Write-off of uncollectible accounts, net of recoveries.

(b)  Write-off of physical inventory shortages or obsolescence.

(c) Decrease due to changes in the expected future utilization of net operating loss carryforwards.