Form 10-Q
period 1999-03-31
RENTAL SERVICE CORP
filed 1999-05-17
CIK 1016572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    March 31, 1999
                                          --------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _____________

Commission file number               000-21237
                               ---------------------

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

                                (480) 905-3300
                                --------------
              (Registrant's Telephone Number, Including Area Code)

                                Not Applicable
                                --------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No
         ---         ---

     There were 24,268,770 shares of Rental Service Corporation's common stock, $.01 par value, outstanding at May 14, 1999.

                           RENTAL SERVICE CORPORATION

                               TABLE OF CONTENTS
                               -----------------

PART I      Financial Information
---------------------------------

   ITEM 1.  Consolidated Financial Statements

            Consolidated Balance Sheets
              March 31, 1999 (unaudited) and December 31, 1998......................... 1

            Consolidated Statements of Income
              Three months ended March 31, 1999 and 1998 (unaudited)................... 2

            Consolidated Statements of Cash Flows
              Three months ended March 31, 1999 and 1998 (unaudited)................... 3

            Notes to Consolidated Financial Statements - March 31, 1999 (unaudited).... 4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................... 9

PART II   Other Information
---------------------------

   ITEM 1.  Legal Proceedings......................................................... 16

   ITEM 2.  Changes in Securities and Use of Proceeds................................. 17

   ITEM 5.  Other Information......................................................... 17

   ITEM 6.  Exhibits and Reports on Form 8-K.......................................... 18

Signatures............................................................................ 19

                                      (i)

                         Part I.  Financial Information
                         ------------------------------

Item 1. Consolidated Financial Statements

                           Rental Service Corporation
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                       March 31,                December 31,
                                                                                          1999                      1998
                                                                                      -----------               -----------
                                                                                      (Unaudited)
                                   Assets
                                   ------
Cash and cash equivalents....................................................          $   12,208                $    3,466
Accounts receivable, net.....................................................             122,266                   124,230
Parts and supplies inventories, net..........................................              47,869                    47,216
Deferred taxes...............................................................              28,736                    28,736
Rental equipment, principally machinery, at cost, net........................             665,436                   656,207
Operating property and equipment, at cost, net...............................              67,561                    67,629
Intangible assets, net.......................................................             405,239                   401,239
Other assets, net............................................................              21,097                    23,853
                                                                                      -----------               -----------
                                                                                       $1,370,412                $1,352,576
                                                                                      ===========               ===========

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Accounts payable.............................................................          $   48,412                $   24,721
Payroll and other accrued expenses...........................................              30,526                    31,581
Accrued interest payable.....................................................               8,732                     4,605
Income taxes payable.........................................................               6,265                       476
Deferred taxes...............................................................              65,073                    64,996
Bank debt and long term obligations..........................................             785,497                   808,712
                                                                                      -----------               -----------
  Total liabilities..........................................................             944,505                   935,091

Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares  500,000
  Issued and outstanding shares - none.......................................                   -                         -
 Common stock, $.01 par value:
  Authorized shares - 40,000,000
  Issued and outstanding shares - 24,266,491 at March 31, 1999 and 24,089,645
   at December 31, 1998......................................................                 243                       241

 Additional paid-in capital..................................................             376,433                   373,646
 Common stock issuable - 77,174 shares at March 31, 1999 and 220,185 shares
  at December 31, 1998.......................................................               1,640                     3,988

 Deferred compensation expense...............................................              (2,946)                   (3,162)
 Cumulative currency translation adjustment..................................                 (75)                      (76)
 Retained earnings...........................................................              50,612                    42,848
                                                                                      -----------               -----------
  Total stockholders' equity.................................................             425,907                   417,485
                                                                                      -----------               -----------
                                                                                       $1,370,412                $1,352,576
                                                                                      ===========               ===========

                            See accompanying notes.

                           Rental Service Corporation
                       Consolidated Statements of Income
                    (In thousands, except per share amounts)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                             ---------------------------------------------
                                                                                      1999                     1998
                                                                             --------------------     --------------------
                                                                                               (Unaudited)
Revenues:
 Equipment rentals...........................................................            $115,707                 $ 70,179
 Sales of parts, supplies and new equipment..................................              34,132                   27,227
 Sales of used equipment.....................................................              24,913                   11,257
                                                                                      -----------              -----------
   Total revenues............................................................             174,752                  108,663
Cost of revenues:
 Cost of equipment rentals, excluding rental equipment depreciation..........              58,802                   37,073
 Depreciation, rental equipment..............................................              26,985                   15,461
 Cost of sales of parts, supplies and new equipment..........................              25,873                   21,249
 Cost of sales of used equipment.............................................              16,449                    7,944
                                                                                      -----------              -----------
   Total cost of revenues....................................................             128,109                   81,727
                                                                                      -----------              -----------
Gross profit.................................................................              46,643                   26,936
Selling, general and administrative expense..................................               9,929                    5,659
Depreciation and amortization, excluding rental equipment depreciation.......               3,324                    2,024
Amortization of intangibles..................................................               3,274                    2,085
                                                                                      -----------              -----------
Operating income.............................................................              30,116                   17,168
Interest expense, net........................................................              16,500                    7,583
                                                                                      -----------              -----------
Income before income taxes...................................................              13,616                    9,585
Provision for income taxes...................................................               5,852                    4,101
                                                                                      -----------              -----------
Net income...................................................................            $  7,764                 $  5,484
                                                                                      ===========              ===========

Net income per common share..................................................            $    .32                 $    .27
                                                                                      ===========              ===========
Weighted average common shares...............................................              24,087                   20,419
                                                                                      ===========              ===========
Net income per common share, assuming dilution...............................            $    .32                 $    .27
                                                                                      ===========              ===========
Weighted average common shares, assuming dilution............................              24,558                   20,568
                                                                                      ===========              ===========

                            See accompanying notes.

                           Rental Service Corporation
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                    1999                   1998
                                                                                ------------          -------------
                                                                                            (Unaudited)
Operating activities
Net income.............................................................            $   7,764           $   5,484
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................               33,583              19,570
  Provision for losses on accounts receivable..........................                  439                 428
  Amortization of deferred compensation expense........................                  217                   -
  Currency translation adjustment......................................                    1                   -
  Gain on sale of used equipment.......................................               (8,464)             (3,313)
  Changes in operating assets and liabilities, net of effect of business acquisitions:
     Accounts receivable...............................................                1,633               4,033
     Parts and supplies inventories....................................                 (598)             (3,592)
     Other assets......................................................                2,762                (790)
     Accounts payable..................................................               23,691              17,971
     Payroll and other accrued expenses................................               (2,457)             (4,389)
     Accrued interest payable..........................................                4,127                (398)
     Income taxes payable..............................................                5,789               4,128
                                                                                ------------          ----------
Net cash provided by operating activities..............................               68,487              39,132

Investing activities
Acquisitions of rental operations, net of cash acquired................              (10,320)           (107,753)
Cash purchases of rental equipment and operating property
 and equipment.........................................................              (51,597)            (70,664)
Proceeds from sale of used equipment...................................               24,913              11,257
                                                                                ------------          ----------
Net cash used in investing activities..................................              (37,004)           (167,160)

Financing activities
Proceeds from bank debt................................................              167,711             216,904
Payments on bank debt..................................................             (190,701)            (93,568)
Payments on long term obligations......................................                  (97)                 (3)
Proceeds from exercise of stock options................................                    4                  53
Proceeds from QSP Plan offerings.......................................                  342                 172
                                                                                ------------          ----------
Net cash provided by (used in) financing activities....................              (22,741)            123,558
                                                                                ------------          ----------
Net increase (decrease) in cash and cash equivalents...................                8,742              (4,470)
Cash and cash equivalents at beginning of period.......................                3,466               8,932
                                                                                ------------          ----------
Cash and cash equivalents at end of period.............................            $  12,208           $   4,462
                                                                                ============          ==========
Supplemental disclosure of cash flow information:
Cash paid for interest.................................................            $  12,373           $   7,981
Cash paid for income taxes.............................................                    6                   -

                            See accompanying notes.

                           Rental Service Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (Unaudited)

1.  Basis of Presentation

  The accompanying unaudited consolidated financial statements of Rental Service Corporation ("RSC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  Certain amounts in the prior period financial statements have been reclassified to conform with the current period financial statement presentation.

2.  Business Acquisitions

  A principal component of the Company's business strategy is to continue to grow through acquisitions that augment its present operations as well as provide entry into new geographic markets. In keeping with this strategy, the Company has made numerous acquisitions of rental operations. These acquisitions have been accounted for as purchases and, accordingly, the acquired tangible and identifiable intangible assets and liabilities have been recorded at their estimated fair values at the dates of acquisition with any excess purchase price reflected as goodwill in the accompanying consolidated financial statements. Purchase accounting values for all acquisitions are initially assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. Such information generally relates to the fair value of rental equipment acquired as evidenced by appraisals, and the final determination of liabilities assumed. At March 31, 1999, the amount of assets and liabilities subject to preliminary valuation is not considered material and the Company does not expect that any adjustments to these amounts would result in a material change in the Company's financial position or results of operations. The operations of the acquired businesses are included in the consolidated statements of income from the date of effective control of each such acquisition.

  The following table sets forth, for the periods indicated, the net assets acquired, liabilities assumed, common stock issued or issuable and cash purchase price for these acquisitions (in thousands).

                                                                     Three Months Ended March 31,
                                                                ---------------------------------------
                                                                   1999                        1998
                                                                -----------                ------------
                                                                             (Unaudited)
Assets acquired......................................               $ 3,830                    $ 54,508
Goodwill and covenants not to compete................                 7,274                      69,489
Less: common stock issued or issuable................                  (689)                    (10,750)
Less: liabilities assumed............................                   (95)                     (5,494)
                                                                -----------                 -----------
Cash purchase price..................................               $10,320                    $107,753
                                                                ===========                 ===========
Number of acquisitions...............................                     2                           7

                          Rental Service Corporation
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


  The following table sets forth the unaudited pro forma results of operations for each period in which acquisitions occurred, and for the immediately preceding period, as if the acquisitions were consummated at the beginning of the immediately preceding period (in thousands, except per share amounts).

                                                                    Three Months Ended March 31,
                                                               ---------------------------------------
                                                                   1999                       1998
                                                               ------------               ------------
                                                                             (Unaudited)
Total revenues.......................................              $175,598                   $135,880
Net income...........................................                 7,759                      5,253
Net income per common share..........................                   .32                        .25
Net income per common share, assuming dilution.......                   .32                        .25

Pending Merger with NationsRent

  On January 20, 1999, the Company entered into a merger agreement with NationsRent, Inc., which provides, subject to the terms and conditions set forth therein, for NationsRent to be merged with and into the Company. Upon completion of the merger, each outstanding share of NationsRent common stock will be converted into 0.355 of a share of RSC's common stock and all outstanding options to purchase shares of NationsRent common stock will be assumed by the Company and converted into options to purchase RSC common stock (subject to adjustment for the exchange ratio). The merger, which is expected to be accounted for as a pooling of interests, is subject to stockholder approvals and other customary conditions.

  On May 7, 1999, RSC and NationsRent began to negotiate an amendment to the merger agreement. The negotiations between RSC and NationsRent are ongoing. The board of directors has determined that disclosure of the possible terms of any amendment to the merger agreement prior to an agreement in principle would jeopardize the continuation of these negotiations and, accordingly, has instructed RSC's management not to disclose the possible terms until an agreement has been reached or, upon the advice of counsel, as may otherwise be required by law.

  The Company is capitalizing all expenses related to the merger, and will charge these expenses to its consolidated statement of income during the period in which the merger is completed. At March 31, 1999, the Company had capitalized $2.3 million of merger-related expenses.

3.  Earnings Per Share

  The following table sets forth the computation of the denominator for earnings per share and earnings per share, assuming dilution (in thousands).

                                                                              Three Months Ended March 31,
                                                                           ----------------------------------
                                                                             1999                     1998
                                                                           ----------             ------------
                                                                                       (Unaudited)
Denominator:
 Weighted average shares outstanding.............................              24,162                  20,174
 Common stock issuable in connection with acquisitions...........                 173                     251
 Common stock to be issued in connection with the QSP Plan.......                   8                       -
 Unvested restricted stock outstanding...........................                (256)                     (6)
                                                                           ----------               ---------
Denominator for earnings per share...............................              24,087                  20,419
Effect of dilutive securities:
 Add-back of unvested restricted stock outstanding...............                 256                       6
 Common stock options............................................                 215                     135
 Unvested restricted stock not yet outstanding...................                   -                       8
                                                                           ----------               ---------
  Dilutive potential common shares...............................                 471                     149
                                                                           ----------               ---------
Denominator for earnings per share, assuming dilution............              24,558                  20,568
                                                                           ==========               =========

                          Rental Service Corporation
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

4.  Bank Debt and Long Term Obligations

    Bank debt and long-term obligations consist of the following (in thousands):

                                                                                    March 31,          December 31,
                                                                                    ----------         -----------
                                                                                       1999                1998
                                                                                    ----------          ----------
                                                                                    (Unaudited)
  $650 million revolving line of credit (the "Revolver") with banks;
    interest at the prime rate plus 0.75%, due monthly, or the Eurodollar rate plus 2.25%, due on demand, at the Company's option; principal due November 24, 2003. The interest rates in effect at March 31,
    1999 and December 31, 1998 were 7.2% and 7.8%, respectively..........             $481,294            $503,775
  $100 million term loan (the "Term Loan," and together with the
    Revolver, the "Bank Facility") with banks; interest at the prime rate plus 2.25%, due monthly, or the Eurodollar rate plus 3.75%, due on demand, at the Company's option; principal due in annual installments of $1 million in each of 1998 through 2003, with the remaining principal balance due on December 2, 2004. The interest rates in effect at March 31, 1999 and December 31, 1998 were 8.7%
    and 9.3%, respectively...............................................               99,000              99,000
  Cdn. $28 million revolving line of credit (the "Canadian Credit
    Facility") with banks; interest at the Canadian prime rate plus 2.25%, due monthly, or the Eurodollar rate plus 1.75%, due on demand, at the Company's option; principal due December 2, 2002. The interest rates in effect at March 31, 1999 and December 31, 1998 were 9% and
    8.75%, respectively..................................................                2,856               3,365
  $200 million 9% Senior Subordinated Notes due 2008 (the "Senior
    Subordinated Notes"); interest due semi-annually each May 15 and
    November 15, beginning November 15, 1998.............................              200,000             200,000
  Other..................................................................                2,347               2,572
                                                                                    ----------          ----------
                                                                                      $785,497            $808,712
                                                                                    ==========          ==========

  At March 31, 1999, $168.7 million was available for borrowing by the Company under the Revolver.

  At March 31, 1999, the Company was in compliance with all covenants of the Bank Facility, the Canadian Credit Facility and the Senior Subordinated Notes.

  In connection with the merger with NationsRent, the Company has entered into a commitment letter for a $1.5 billion financing package with several institutions, including the agent under the Bank Facility. This new credit facility is expected to consist of a $1.1 billion revolving credit facility and a $400 million term loan. Upon completion of the merger, this new credit facility will be implemented and will replace the Bank Facility and the revolving credit facility and term loan of NationsRent. In connection with the signing of the commitment letter, the Company and NationsRent each paid an initial underwriting fee of $1.5 million. Additionally, a non-refundable "ticking fee" equal to 0.5% of the commitment (calculated on a per annum basis) is payable monthly in arrears for the period from May 15, 1999 until the implementation date of the new credit facility.

5.  Subsequent Events

United Rentals' Tender Offer

  On April 5, 1999, United Rentals, Inc. commenced an unsolicited tender offer for all of the outstanding shares of RSC's common stock at a price of $22.75 per share in cash. This tender offer is subject to the fulfillment of certain conditions, including, among other things, the termination of the merger agreement with NationsRent and

                          Rental Service Corporation
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

the invalidation of the related termination fees and stock option granted to NationsRent. The Company's board of directors has determined that United Rentals' tender offer is inadequate and not in the best interests of RSC or its stockholders. Accordingly, the board of directors recommended that RSC stockholders reject the tender offer and not tender their shares to United Rentals. The board of directors has also determined that the tender offer is not reasonably likely to be consummated on the terms proposed by United Rentals because consummation of the tender offer is subject to significant conditions not within RSC's or United Rentals' control.

  In connection with their tender offer, United Rentals filed preliminary proxy materials to solicit proxies from RSC stockholders to vote against the merger with NationsRent and also mailed a consent solicitation statement soliciting written consents from RSC stockholders to remove the current members of the Company's board of directors and replace them with hand-picked nominees of United Rentals. RSC has filed a consent revocation statement in opposition of United Rentals' solicitation, in which the board of directors recommended that RSC stockholders oppose United Rentals' attempt to acquire the Company at an inadequate price by gaining control of the board of directors.

  United Rentals has also commenced litigation against the Company, its board of directors and NationsRent alleging breaches of fiduciary duty by the directors in connection with certain provisions of the merger agreement. United Rentals has also commenced litigation against the Company, NationsRent and NationsRent's chief executive officer alleging, among other things, certain violations of the federal securities laws. Due to the preliminary status of this litigation, the ultimate outcome cannot be reasonably estimated at this time.

Stockholder Rights Plan

  In light of the United Rentals tender offer, and based upon prior discussions and presentations by its legal and financial advisors, the board of directors adopted a stockholder rights plan on April 15, 1999, and in connection therewith authorized and declared a dividend of rights thereunder.

  In connection with the rights plan, the board of directors declared a dividend of one preferred share purchase right for each share of common stock outstanding at the close of business on April 30, 1999. Each right will entitle the registered holder thereof, after the rights become exercisable and until April 16, 2009 (or the earlier redemption, exchange or termination of the rights), to purchase from RSC one one-thousandth (1/1,000th) of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a price of $150.00 per one one-thousandth (1/1,000th) of a preferred share, subject to certain anti-dilution adjustments. Until the earlier to occur of (1) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the Company's common stock (an "Acquiring Person"), or (2) the occurrence of the tenth business day (or such later date as may be determined by action of the RSC board of directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the Company's common stock (the earlier of (1) and (2) being called the "Distribution Date"), the rights will be evidenced, with respect to any certificate representing common stock outstanding as of the record date, by such certificate.

  The board of directors adopted the rights plan after considering (1) the inadequacy of the price offered to RSC stockholders in the United Rentals tender offer, (2) the risk that the United Rentals tender offer will not be consummated and (3) the Company's plan to complete its merger with NationsRent. The rights are designed to assure that all RSC stockholders receive fair and equal treatment in the event of any proposed takeover and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of RSC without paying all stockholders a control premium. The rights will cause substantial dilution to a person or group that acquires 10% or more of the Company's common stock on terms not approved by the board of directors. The rights should not interfere with any merger or other business combination approved by the board of directors at any time prior to the first date that a person or group has become an Acquiring Person.

  The complete stockholder rights plan is an exhibit to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

                          Rental Service Corporation
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

Acquisitions

  Subsequent to March 31, 1999, the Company has completed three additional acquisitions for an aggregate purchase price of $6.4 million in cash (including the payoff of assumed debt).

  As of May 14, 1999, the Company was party to non-binding letters of intent to acquire four equipment rental businesses for an aggregate purchase price of $5.9 million in cash (including the payoff of assumed debt). Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements, the completion of due diligence investigations and board of directors approval.

                          Rental Service Corporation
                                March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and footnotes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

  Revenues. Total revenues for the three months ended March 31, 1999 increased 60.8% to $174.8 million from $108.7 million in the three months ended March 31, 1998. This increase was primarily due to the growth related to our significant investments in capital expenditures, the inclusion of revenues from the acquisitions of 19 businesses (consisting of 46 locations) and the opening of 21 start-up locations since March 31, 1998. Rental equipment revenues increased 64.9% to $115.7 million from $70.2 million in 1998. This increase was primarily due to the larger rental fleet resulting from acquisitions and capital expenditures. Sales of parts, supplies and new equipment increased 25.4% to $34.1 million from $27.2 million in 1998. This increase was due primarily to the increased number of rental locations selling these items and the acquisitions of businesses that were dealers for selected new equipment manufacturers. Sales of used equipment increased 121.3% to $24.9 million from $11.3 million in 1998. This increase was due primarily to the increased disposals resulting from our larger rental fleet and our focus on maximizing the timing of sales of used equipment to satisfy the increased customer demand normally experienced in the first four to five months of the year.

  Gross Profit. Gross profit for the three months ended March 31, 1999 increased to $46.6 million (26.7% of total revenues) from $26.9 million (24.8% of total revenues) in the three months ended March 31, 1998. This increase was primarily attributable to our increased number of locations and larger rental fleet. Gross margin on equipment rentals increased to 25.9% of equipment rental revenues from 25.1% in 1998. This increase was primarily due to our continued focus on cost control and the greater profit flow-through achieved from the larger rental fleet. Gross margin on sales of parts, supplies and new equipment increased to 24.2% of sales from 22% in 1998. This increase was primarily due to an increase in general retail sales activity resulting from our increased number of locations, which has lessened the impact of the lower margin sales of maintenance, repair and operating supplies that represented a greater portion of our sales revenue in 1998. Gross margin on sales of used equipment increased to 34% of sales from 29.4% in 1998. This increase was due primarily to our focus on maximizing the timing of sales of used equipment to satisfy the increased customer demand normally experienced in the first four to five months of the year.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1999 was $9.9 million (5.7% of total revenues) compared to $5.7 million (5.2% of total revenues) in the three months ended March 31, 1998. This increase was the result of the greater number of locations and employees resulting from our acquisitions and start-ups completed since March 31, 1998. Selling, general and administrative expense will continue to increase in future periods as we make additional acquisitions and start-ups in keeping with our growth strategy.

  Depreciation and Amortization, excluding rental equipment depreciation. Depreciation and amortization remained consistent at 1.9% of total revenues for the three month periods ended March 31, 1999 and 1998.

  Amortization of Intangibles. Amortization of intangibles remained consistent at 1.9% of total revenues for the three month periods ended March 31, 1999 and 1998.

  Interest Expense, net. Interest expense for the three months ended March 31, 1999 was $16.5 million compared to $7.6 million in the three months ended March 31, 1998. This increase was the result of our increased average debt outstanding in 1999 versus 1998 and from the issuance of the 9% Senior Subordinated Notes in May 1998 at a higher rate than our other debt. Our increased debt has resulted from the financing of acquisitions, capital expenditures and start-up locations. Interest expense will continue to increase in subsequent periods to the extent we borrow under our credit facilities, or otherwise, to fund these activities.

                          Rental Service Corporation
                                March 31, 1999

  Provision for Income Taxes. Provision for income taxes was $5.9 million for the three months ended March 31, 1999 compared to $4.1 million in the three months ended March 31, 1998. Our effective tax rate was 43% in 1999 compared to 42.8% in 1998.

Liquidity and Capital Resources

  Our primary uses of cash have been the funding of capital expenditures, acquisitions and start-up locations. We have historically financed these activities primarily through the issuance of equity or debt securities, secured bank borrowings and net cash provided by operating activities. We had cash and cash equivalents of $12.2 million at March 31, 1999 and $3.5 million at December 31, 1998.

  Operating activities. Our operating activities provided net cash flow of $68.5 million during the three months ended March 31, 1999 compared to $39.1 million during the three months ended March 31, 1998. The principal causes for the increase in operating cash flow between periods were higher net income, increased depreciation and amortization and higher average accounts payable.

  Investing activities. Our investing activities used $37 million in cash during the three months ended March 31, 1999 compared to $167.2 million during the three months ended March 31, 1998. This decrease was attributable to a lower combined level of acquisitions and capital expenditures in 1999. Acquisition spending totaled $10.3 million in 1999 versus $107.8 million in 1998. In addition, we made capital expenditures of $51.6 million in 1999 versus $70.7 million in 1998. Capital expenditures in both periods were primarily for purchases of rental equipment. Included in investing activities were proceeds from the sale of used equipment, which were $24.9 million in 1999 and $11.3 million in 1998.

  Financing activities. Our financing activities used $22.7 million in cash in 1999, while they provided $123.6 million in cash in 1998. This variance was primarily due to a higher level of borrowings under our revolving line of credit (the "Revolver") during 1998 in order to finance our higher levels of acquisitions and capital expenditures.

  From time to time, we have amended the Revolver to, among other things, increase its availability, adjust the interest rate margins, extend its maturity date and modify various covenants. During 1997, we added a $100 million term loan (the "Term Loan," and together with the Revolver, the "Bank Facility") to this financing package.

  During 1998, we amended the Bank Facility to, among other things:

     .  increase the availability under the Revolver to $650 million;

     .  increase the interest rate margins for the Revolver by 0.50%;

     . increase the allowed levels of capital expenditures and investments to $365 million in 1998, $325 million in each of 1999 and 2000, $400 million in 2001, $525 million in 2002, $625 million in 2003 and $725 million in 2004 (plus amounts reinvested from asset sales);

     . adjust certain financial and other covenants, including the minimum interest coverage and maximum total debt to EBITDA ratios;

     . increase the allowed level of acquisitions to $300 million plus the net cash proceeds from any equity or permitted subordinated debt offerings completed during the term of the Bank Facility;

     . increase the commitment fee to 0.50% of the unused commitment, with reductions available based on our achievement of specified total debt to EBITDA ratios; and

     .  extend the maturity date of the Revolver to November 24, 2003.

  The amended and restated Revolver contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on our achievement of specified total debt to EBITDA ratios. The total amount of credit available under the Revolver is limited to a borrowing base equal to the sum of (1) 85% of eligible accounts receivable of our domestic subsidiaries and (2) 90% of the value (lower of net book value or orderly liquidation

                          Rental Service Corporation
                                March 31, 1999

value) of eligible rental equipment through December 31, 1999; 85% of the value of eligible rental equipment from January 1, 2000 through December 31, 2000; and 80% of the value of eligible rental equipment from January 1, 2001 through the expiration date of the Revolver.

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

  The Bank Facility has financial covenants for RSC regarding debt incurrence, interest coverage, capital expenditures and investments (including acquisitions), rental equipment utilization and minimum EBITDA levels. The Bank Facility also contains covenants and provisions that restrict, among other things, our ability to:

     .  incur additional indebtedness;

     .  incur liens on our property;

     .  enter into contingent obligations;

     .  make certain capital expenditures and investments;

     .  engage in certain sales of assets;

     . merge or consolidate with or acquire another person or engage in other fundamental changes;

     .  enter into leases;

     .  engage in certain transactions with affiliates; and

     .  declare or pay dividends on our common stock.

At March 31, 1999, we were in compliance with all covenants of the Bank
Facility.

  Borrowings under the Bank Facility are secured by all of the personal property of our domestic subsidiaries and a pledge of the capital stock and intercompany debt of those subsidiaries. We are a guarantor of the obligations of our domestic subsidiaries under the Bank Facility, and have granted liens on substantially all of our assets (including the stock of our domestic subsidiaries) to secure this guaranty. In addition, our domestic subsidiaries are guarantors of the obligations of the other subsidiaries under the Bank Facility. The obligation of the lenders to make loans or issue letters of credit under the Bank Facility is subject to certain customary conditions.

  At May 14, 1999, the principal amount outstanding under the Revolver was $528.2 million, the average interest rate on these borrowings was 7.2%, and $121.8 million was available for borrowing under the Revolver.

  On August 21, 1998, Rental Service Corporation of Canada Ltd. ("RSC Canada"), a wholly owned subsidiary of RSC, entered into a Cdn. $28 million revolving line of credit with lenders (or affiliates) who are parties to the Bank Facility (the "Canadian Credit Facility"). The total amount of credit available under the Canadian Credit Facility is limited to a borrowing base equal to the sum of (1) 85% of eligible accounts receivable of RSC Canada and (2) 85% of the value (lower of net book value or orderly liquidation value) of eligible rental equipment of RSC Canada. The Canadian Credit Facility contains provisions to periodically adjust the prime and Eurodollar interest rate margins based on RSC's achievement of specified total debt to EBITDA ratios. The Canadian Credit Facility is secured by substantially all of the assets of RSC Canada and any of its subsidiaries, and is guaranteed by RSC, with the guarantee being secured by the stock of RSC Canada. The Canadian Credit Facility expires on December 2, 2002 and contains other terms substantially similar to those contained in the Bank Facility. At March 31, 1999, we were in compliance with all covenants of the Canadian Credit Facility. At May 14, 1999, there was $9 million outstanding under the Canadian Credit Facility, with $5.3 million available for borrowing.

  On May 13, 1998 we issued $200 million aggregate principal amount of 9% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") in a private placement pursuant to Rule 144A. The net proceeds of the

                          Rental Service Corporation
                                March 31, 1999

offering were used to repay indebtedness under the Revolver in order to provide borrowing availability for general corporate purposes, including acquisitions. The Senior Subordinated Notes call for semi-annual interest payments on May 15 and November 15 of each year (beginning November 15, 1998) and mature on May 15, 2008. The Senior Subordinated Notes are guaranteed by substantially all of our current and future domestic subsidiaries, and contain covenants restricting additional indebtedness, certain payments by us and our subsidiaries, asset sales, liens, mergers and consolidations and transactions with affiliates. At March 31, 1999, we were in compliance with all covenants of the Senior Subordinated Notes.

  In connection with the merger with NationsRent, the Company has entered into a commitment letter for a $1.5 billion financing package with several institutions, including the agent under the Bank Facility. This new credit facility is expected to consist of a $1.1 billion revolving credit facility and a $400 million term loan. Upon completion of the merger, this new credit facility will be implemented and will replace the Bank Facility and the revolving credit facility and term loan of NationsRent. In connection with the signing of the commitment letter, the Company and NationsRent each paid an initial underwriting fee of $1.5 million. Additionally, a non-refundable "ticking fee" equal to 0.5% of the commitment (calculated on a per annum basis) is payable monthly in arrears for the period from May 15, 1999 until the implementation date of the new credit facility.

  Acquisitions and Start-ups. As part of our growth strategy, we are continually involved in the investigation and evaluation of potential acquisitions and start-up locations. We are currently evaluating a number of acquisition opportunities and start-up locations, and may at any time be a party to one or more non-binding letters of intent or acquisition agreements. At December 31, 1998, we operated 241 locations throughout the United States and Canada. Since December 31, 1998, we have completed five acquisitions of equipment rental businesses with an aggregate of eight locations and have opened four new start-up locations. This brings our total number of locations to 253 as of May 14, 1999.

  During the three months ended March 31, 1999, we completed two acquisitions of equipment rental businesses with a combined total of four locations. These acquisitions were completed for an aggregate purchase price of $10.3 million in cash (including the payoff of assumed debt), 5,000 shares of common stock and the assumption of certain liabilities.

  During the three months ended March 31, 1998, we completed seven acquisitions of equipment rental businesses with a combined total of 22 locations. These acquisitions were completed for an aggregate purchase price of $107.8 million in cash (including the payoff of assumed debt), 450,109 shares of common stock and the assumption of certain liabilities.

  During the three months ended March 31, 1999, we opened three new start-up locations. During the three months ended March 31, 1998, we opened two new start-up locations and consolidated two acquired locations with existing locations serving the same markets.

  Subsequent to March 31, 1999, we have completed three additional acquisitions for an aggregate purchase price of $6.4 million in cash (including the payoff of assumed debt). These acquisitions had a combined four locations in Canada (2), Illinois (1) and Iowa (1). Additionally, we have opened one new start-up location in Iowa.

  As of May 14, 1998, we were also party to non-binding letters of intent to acquire four equipment rental businesses for an aggregate purchase price of $5.9 million in cash (including the payoff of assumed debt). Each of these acquisitions is subject to a number of closing conditions, including the execution of definitive purchase agreements, the completion of due diligence investigations and board of directors approval. These letters of intent are non-binding and we have not completed our related due diligence investigations. As such, we cannot predict whether these letters of intent will lead to definitive agreements, whether the terms of any definitive agreements will be the same as the terms contemplated by the letters of intent or whether any of these transactions will be consummated.

  On January 20, 1999, we entered into a merger agreement with NationsRent, Inc., which provides, subject to the terms and conditions set forth therein, for NationsRent to be merged with and into RSC. Upon completion of the merger, each outstanding share of NationsRent common stock will be converted into 0.355 of a share of RSC's common stock and all outstanding options to purchase shares of NationsRent common stock will be assumed by us

                          Rental Service Corporation
                                March 31, 1999

and converted into options to purchase RSC common stock (subject to adjustment for the exchange ratio). The merger, which is expected to be accounted for as a pooling of interests, is subject to stockholder approvals and other customary conditions.

  On May 7, 1999, RSC and NationsRent began to negotiate an amendment to the merger agreement. The negotiations between RSC and NationsRent are ongoing. The board of directors has determined that disclosure of the possible terms of any amendment to the merger agreement prior to an agreement in principle would jeopardize the continuation of these negotiations and, accordingly, has instructed RSC's management not to disclose the possible terms until an agreement has been reached or, upon the advice of counsel, as may otherwise be required by law.

  The Company is capitalizing all expenses related to the merger, and will charge these expenses to its consolidated statement of income during the period in which the merger is completed. At March 31, 1999, the Company had capitalized $2.3 million of merger-related expenses.

  On April 5, 1999, United Rentals, Inc. commenced an unsolicited tender offer for all of the outstanding shares of RSC's common stock at a price of $22.75 per share in cash. This tender offer is subject to the fulfillment of certain conditions, including, among other things, the termination of the merger agreement with NationsRent and the invalidation of the related termination fees and stock option granted to NationsRent. The Company's board of directors has determined that United Rentals' tender offer is inadequate and not in the best interests of RSC or its stockholders. Accordingly, the board of directors recommended that RSC stockholders reject the tender offer and not tender their shares to United Rentals. The board of directors has also determined that the tender offer is not reasonably likely to be consummated on the terms proposed by United Rentals because consummation of the tender offer is subject to significant conditions not within RSC's or United Rentals' control.

  In connection with their tender offer, United Rentals filed preliminary proxy materials to solicit proxies from RSC stockholders to vote against the merger with NationsRent and also mailed a consent solicitation statement soliciting written consents from RSC stockholders to remove the current members of the Company's board of directors and replace them with hand-picked nominees of United Rentals. RSC has filed a consent revocation statement in opposition of United Rentals' solicitation, in which the board of directors recommended that RSC stockholders oppose United Rentals' attempt to acquire the Company at an inadequate price by gaining control of the board of directors.

  General. Our liquidity and capital resources have been and will continue to be significantly impacted by our growth strategy and the need to offer customers a modern and well-maintained rental fleet. To pursue our growth strategy, we must be able to complete acquisitions, open start-up locations and make the capital expenditures necessary to expand and maintain our rental fleet. At May 12, 1999, we were obligated, under non-cancelable purchase commitments, to purchase $71.9 million of equipment. These equipment purchases are expected to be financed with cash flow from operations and through borrowings under the Revolver.

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

                          Rental Service Corporation
                                March 31, 1999

Year 2000

  We are aware of the issues associated with the programming code in existing computer and software systems as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00." The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize this information could generate erroneous data or cause complete system failures.

  We have completed an initial evaluation of our internal information technology and non-information technology systems and have appointed a Year 2000 project manager to coordinate our efforts. We have received confirmation from all of our current significant systems' vendors that each of their systems will, upon completion of a minor upgrade to our accounting system that is expected to be completed prior to May 30, 1999, properly handle the rollover to the Year 2000. Our systems are generally newer and have been originally designed to be Year 2000 compliant. The costs of developing the portions of our systems related to Year 2000 issues are therefore part of our total information systems costs and are not separately tracked.

  We are continuing to perform internal evaluations of our systems with respect to Year 2000 issues. The evaluations completed to-date have not resulted in any significant problems and we have not encountered any conditions requiring contingency planning. We are also considering the need for independent testing of our systems, which will be followed by the development of contingency plans as necessary. We expect testing to be completed by the end of the third quarter of 1999. We expect the costs of testing will not be material to our financial position. Although there can be no assurance, we believe the potential Year 2000 problem will not have a material effect on our financial position or results of operations.

  We are also continuing to survey third parties with whom we have material relationships, which includes our equipment vendors and other major service providers, to provide reasonable assurances as to their state of readiness related to the Year 2000. Risk assessments and contingency plans, where required, are expected to be finalized by the end of the second quarter of 1999. To the extent vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, we will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed on a timely basis or that qualified replacement vendors and service providers will be available. Any failure of third parties' systems could have a material adverse impact on our computer systems, business, results of operations and financial condition, however, we believe the impact of any failure would be limited. Additionally, Year 2000 problems involving third parties may have a negative impact on the general economy or on the ability of businesses to receive essential services (i.e., telecommunications, utilities, banking services, etc.). Any such occurrence could have a material adverse effect on our business, results of operations and financial condition.

  We believe the most reasonably likely worst case scenario resulting from a Year 2000 problem would be a short-term inability to process orders, billings, payables and payroll in a timely manner, as we would have to resort to alternative manual procedures. However, in view of our Year 2000 readiness efforts to date, we believe significant disruptions are unlikely, and any disruptions would be both short-term and manageable.

                          Rental Service Corporation
                                March 31, 1999

Forward-Looking Statements

  We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-K for the year ended December 31, 1998 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

     .  the implementation of our growth strategy;

     .  the integration of acquisitions;

     .  the availability of additional capital;

     .  variations in stock prices and interest rates;

     .  competition and fluctuations in quarterly operating results; and

     .  other risks and uncertainties described in our filings with the SEC.

   We make no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                          Rental Service Corporation
                                March 31, 1999

Part II.  Other Information
---------------------------

Item 1.  Legal Proceedings

         Certain Litigation

           The Delaware Litigation. On April 5, 1999, United Rentals and its wholly owned subsidiary, UR Acquisition, filed a complaint against RSC, NationsRent and RSC's directors in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty by the directors in respect to certain provisions of the merger agreement. The plaintiffs are seeking an order requiring RSC to provide United Rentals and UR Acquisition a "fair and equal opportunity" to acquire RSC and enjoining the defendants from taking any further action with respect to the termination fee and cross option provisions of the merger agreement.

           On April 8, 1999, the Delaware Chancery Court granted the plaintiffs' application for expedited discovery in the Delaware Litigation and scheduled a hearing on the plaintiffs' application for a preliminary injunction for May 17, 1999. On April 16, 1999, RSC answered the plaintiffs' complaint in the Delaware Litigation.

           On May 10, 1999, the plaintiffs amended and supplemented their complaint in the Delaware litigation, alleging, among other things, (1) breaches of fiduciary duties and the duty of candor owed to RSC stockholders under Delaware law by the RSC board of directors in connection with the merger agreement, and (2) that NationsRent aided and abetted the RSC board of directors in the alleged breach of their duties. The amended complaint seeks, among other things, (1) a determination that the termination amounts and the stock option agreements are unlawful and invalid, (2) a determination that the adoption of and failure to redeem the rights granted to RSC's stockholders of record as of April 30, 1999 under the Rights Agreement dated April 16, 1999, between RSC and ChaseMellon Shareholder Services, L.L.C., as rights agent, constitutes a breach of the fiduciary duties of the RSC board of directors, (3) an order requiring RSC and the RSC board of directors to provide United Rentals with a fair and equal opportunity to acquire RSC, and (4) an order enjoining NationsRent and its employees, agents and all persons acting on its behalf from aiding and abetting the breach of the duties of the directors on the RSC board of directors to RSC stockholders.

           The Connecticut Litigation. On April 7, 1999, UR Acquisition and United Rentals filed a verified complaint against NationsRent's chief executive officer, RSC and NationsRent in the United States District Court for the District of Connecticut alleging, among other things, certain violations by the defendants of the federal securities laws. The plaintiffs are seeking declaratory relief that the defendants violated Sections 14(a), 14(d) and 14(e) of the Exchange Act and are requesting an order requiring the defendants to make all appropriate disclosures and correct allegedly false and misleading statements and omissions of material fact made by NationsRent regarding the superiority of the NationsRent merger to the United Rentals tender offer and by RSC regarding the anticipated schedule for the RSC special meeting. In addition, plaintiffs seek injunctive relief enjoining the defendants and certain other persons from, among other things, (1) soliciting from any stockholder of RSC any proxy, consent or authorization to vote any shares of RSC common stock at any meeting to be held in connection with the NationsRent merger, and (2) soliciting any stockholder of RSC with respect to whether or not to tender shares of RSC common stock in the United Rentals tender offer, in either case, unless and until the defendants comply in full with all applicable provisions of the federal securities laws.

           On April 8, 1999, the plaintiffs in the Connecticut Litigation filed applications for expedited discovery and a preliminary injunction with the court.

                          Rental Service Corporation
                                March 31, 1999

Item 1.  Legal Proceedings (continued)

           On April 16, 1999, RSC answered the complaint in the Connecticut Litigation and filed a counterclaim against the plaintiffs seeking declaratory and injunctive relief. Defendants' counterclaim alleged, among other things, that United Rentals violated Sections 14(d) and 14(e) of the Exchange Act by misstating, concealing and failing to adequately disclose certain material terms of the tender offer relating to the certain conditions of the tender offer.

           On April 22, 1999, RSC amended its counterclaims. In addition to its counterclaims filed on April 15, 1999, RSC's amended counterclaims also allege violations of Section 8 of the Clayton Act by United Rentals in connection with its pending consent solicitation. Specifically, RSC alleges, among other things, that United Rentals' attempt to replace RSC's board of directors with nine nominees, six of whom are current officers and/or directors of United Rentals, would, if such nominees were elected, result in a violation of the prohibitions of the Clayton Act with respect to interlocking directorates among competitors. RSC seeks, among other things, additional declaratory and injunctive relief with respect to its amended counterclaims.

         General Litigation

           In addition, we are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. The ultimate legal and financial liability with respect to pending litigation cannot be estimated with certainty, but we believe, based on our examination of these matters, that the ultimate liability will not have a material adverse effect on our business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

           During the quarter ended March 31, 1999, we issued 148,011 shares of common stock in connection with certain acquisitions to J. Scott Allred (5,000 shares); Andy G. Gessner (16,014 shares); Larry R. Bush (16,014 shares); Stacy Kelly Bush (404 shares); Larry R. Bush, trustee of the Stacy Kelly Bush Trust (3,604 shares); Thomas H. Foster (29,877 shares); Equipment Lessors, Inc. (34,145 shares); Mark Mosak (11,044 shares); and James S. Peterson (31,909 shares). None of these issuances of securities were registered under the Securities Act of 1933.

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

Item 5.  Other Information

           We have established an executive committee of our board of directors consisting of directors John M. Sullivan, as chairman, and Britton H. Murdoch. The executive committee will work with and supervise our executive management on a daily basis, including Robert M. Wilson and Douglas A. Waugaman during the absence of Martin R. Reid, our Chairman and Chief Executive Officer. As publicly announced, Mr. Reid, upon the advice of his physicians, was granted a medical leave of absence to pursue treatment of a heart condition. Mr. Waugaman was promoted to the position of President and Chief Operating Officer on April 13, 1999.

                          Rental Service Corporation
                                March 31, 1999

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit Number                                              Description
              --------------        -----------------------------------------------------------------------------
                   3.1              Form of Amended and Restated Bylaws of the Company. (1)
                  10.1              Agreement and Plan of Merger, dated as of January 20, 1999, between
                                    NationsRent, Inc. and Rental Service Corporation. (2)
                  10.2              Stock Option Agreement, dated as of January 20, 1999, between NationsRent,
                                    Inc. and Rental Service Corporation. (2)
                  10.3              Stock Option Agreement, dated as of January 20, 1999, between Rental Service
                                    Corporation and NationsRent, Inc. (2)
                  10.4              Voting Agreement, dated as of January 20, 1999, between Kirk Holdings
                                    Limited Partnership, H. Family Investments, Inc. and Huizenga Investments
                                    Limited Partnership, as shareholders, and Rental Service Corporation. (2)
                  10.5              Stockholder Rights Plan Agreement, dated as of April 16, 1999, between
                                    Rental Service Corporation and ChaseMellon Shareholder Services, L.L.C.
                                    which includes the form of Certificate of Designations of the Series A
                                    Junior Participating Preferred Stock of Rental Service Corporation as
                                    Exhibit A, the form of Right Certificate as Exhibit B and the Summary of
                                    Rights to Purchase Preferred Shares as Exhibit C. (3)
                  10.6*             Supplemental Indenture, dated as of March 30, 1999, by and among Rental
                                    Service Corporation, the Subsidiary Guarantors and Norwest Bank, Minnesota
                                    National Association, as trustee for the 9% Senior Subordinated Notes of
                                    Rental Service Corporation due 2008.
                  10.7*             Letter Agreement, dated March 24, 1999, among Bankers Trust Company; Bank of
                                    America National Trust and Savings Association; BankBoston, N.A.; Merrill
                                    Lynch Capital Corporation; Bank One, Arizona N.A. and Credit Lyonnais Los
                                    Angeles Branch and Rental Service Corporation and NationsRent, Inc.
                  27.1*             Financial Data Schedule.

          __________
          * Filed herewith.

             (1) Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 28, 1999, and incorporated herein by reference.

             (2) Filed as an Exhibit to the Company's Current Report on Form 8-K dated April 8, 1999, and incorporated herein by reference.

             (3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated April 16, 1999, and incorporated herein by reference.

            (b)   Reports on Form 8-K

               1) RSC filed a Current Report on Form 8-K dated January 28, 1999, which discussed various terms of the merger with NationsRent announced on January 20, 1999. This Form 8-K also announced an amendment to RSC's bylaws.

                          Rental Service Corporation
                                March 31, 1999


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RENTAL SERVICE CORPORATION

Date:       May 14, 1999            By: /s/ Robert M. Wilson
                                        --------------------------------------
                                                    Robert M. Wilson
                                       Executive Vice President, Chief Financial
                                           Officer, Secretary and Treasurer