Form 10-K/A
period 1998-12-31
RENTAL SERVICE CORP
filed 1999-05-24
CIK 1016572

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              AMENDMENT NO. 1 TO
                                   FORM 10-K

(Mark One)


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended    December 31, 1998
                                 -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from            to
                                   -----------   -------------------------


Commission file number              000-21237
                      ------------------------------------------------------


                            RENTAL SERVICE CORPORATION
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                                                33-0569350
---------------------------------------------------------------      -------------------------------------
 (State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification No.)

6929 E. Greenway Pkwy., Suite 200, Scottsdale, Arizona                                 85254
----------------------------------------------------------------     -------------------------------------
   (Address of Principal Executive Offices)                                        (Zip Code)


Registrant's telephone number, including area code:     (480) 905-3300
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:


        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------


Common Stock, $.01 par value           New York Stock Exchange
----------------------------           -----------------------
9% Senior Subordinated Notes due 2008  New York Stock Exchange
-------------------------------------  -----------------------


Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x        No
                                               -----         -------



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

--------------------------------------------------------------------------------

                           RENTAL SERVICE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                     PART I
                                     ------


   ITEM 1.      Business..............................................................................    1

   ITEM 2.      Properties............................................................................   12

   ITEM 3.      Legal Proceedings.....................................................................   12

   ITEM 4.      Submission of Matters to a Vote of Security Holders...................................   12

                                    PART II
                                    -------

   ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.................   13

   ITEM 6.      Selected Financial Data...............................................................   14

   ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations    15

   ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk............................   22

   ITEM 8.      Financial Statements and Supplementary Data...........................................   22

   ITEM 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.    22

                                    PART III
                                    --------


   ITEM 10.     Directors and Executive Officers of the Registrant....................................   23

   ITEM 11.     Executive Compensation................................................................   27

   ITEM 12.     Security Ownership of Certain Beneficial Owners and Management........................   33

   ITEM 13.     Certain Relationships and Related Transactions........................................   34

                                    PART IV
                                    -------

   ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................   37

   Signatures........................................................................................    41

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

  The composition of our customer base varies widely by location and is determined by several factors, including the business composition of the local economy. Our customer base consists of the following general categories:

        . industrial - including manufacturers, petrochemical facilities, large chemical processing companies, paper mills and public utilities;

        . construction - including contractors;

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

Trade Names

  We currently do business under the name Rental Service Corporation(R). We believe this brand name identity enables us to more effectively target national accounts. In certain local markets, we also selectively continue to use the name of an acquired business where there is strong local name recognition and customer loyalty.

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


                                                                             Price
                                                                    -------------------------
                                                                      High            Low
                                                                    -------------------------
Year Ended December 31, 1998
        4/th/ quarter.............................................     $26.06         $10.13
        3/rd/ quarter.............................................      37.44          17.75
        2/nd/ quarter.............................................      33.63          23.19
        1/st/ quarter.............................................      24.88          19.31

Year Ended December 31, 1997
        4/th/ quarter.............................................      28.19          22.25
        3/rd/ quarter.............................................      28.06          21.69
        2/nd/ quarter.............................................      26.50          17.50
        1/st/ quarter.............................................      28.00          18.00

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

  During the quarter ended December 31, 1998, in connection with a Restricted Stock Agreement dated October 9, 1998, we issued 235,000 shares of common stock (subject to vesting requirements), to Martin R. Reid, our Chairman and Chief Executive Officer, in consideration of Mr. Reid's past and continued employment. Additionally, we issued 37,252 shares of common stock in connection with certain acquisitions to John Markle (17,929 shares), Homer E. Graham (15,737 shares) and Robert D. Bonnette (3,586 shares). None of these issuances of securities were registered under the Securities Act of 1933.

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

ITEM 6.   Selected Financial Data

         SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OPERATING DATA
                (Dollars in thousands, except per share amounts)


                                                                                 Year Ended December 31,
                                                         ----------------------------------------------------------------------
Statement of Operations Data (1):                           1994           1995          1996           1997            1998
                                                         ---------------------------------------------------------------------
Revenues:
 Equipment rentals.....................................    $27,775       $ 47,170       $ 94,218       $170,704      $  404,185
 Sales of parts, supplies and new equipment............     10,800         14,621         21,919         70,957         130,823
 Sales of used equipment...............................      3,240          4,126         12,217         19,602          43,466
                                                           -------       --------       --------       --------      ----------
     Total revenues....................................     41,815         65,917        128,354        261,263         578,474
Cost of revenues:
 Cost of equipment rentals, excluding rental equipment
  depreciation.........................................     16,284         27,854         55,202         87,552         199,773
 Depreciation, rental equipment........................      4,020          7,691         17,840         37,413          87,260
 Cost of sales of parts, supplies and new equipment....      7,978         10,439         15,582         54,739         100,875
 Cost of sales of used equipment.......................      2,320          2,178          8,488         12,927          31,259
                                                           -------       --------       --------       --------      ----------
     Total cost of revenues............................     30,602         48,162         97,112        192,631         419,167
                                                           -------       --------       --------       --------      ----------
Gross profit...........................................     11,213         17,755         31,242         68,632         159,307
Selling, general and administrative expense............      4,747          6,421         12,254         20,996          37,230
Depreciation and amortization, excluding rental
 equipment depreciation................................        504          1,186          2,835          5,373          10,244
Amortization of intangibles............................      2,078            718          2,379          3,907          10,333
                                                           -------       --------       --------       --------      ----------
Operating income.......................................      3,884          9,430         13,774         38,356         101,500
Interest expense, net..................................        731          3,314          7,063         14,877          50,375
                                                           -------       --------       --------       --------      ----------
Income before income taxes and extraordinary items.....      3,153          6,116          6,711         23,479          51,125
Provision for income taxes.............................      1,177          2,401          2,722         10,330          21,933
                                                           -------       --------       --------       --------      ----------
Income before extraordinary items......................      1,976          3,715          3,989         13,149          29,192
Extraordinary items (2)................................         --            478          1,269            534              --
                                                           -------       --------       --------       --------      ----------
Net income.............................................      1,976          3,237          2,720         12,615          29,192
Redeemable preferred stock accretion...................      1,646          1,717          1,643             --              --
                                                           -------       --------       --------       --------      ----------
Net income available to common stockholders............    $   330       $  1,520       $  1,077       $ 12,615      $   29,192
                                                           =======       ========       ========       ========      ==========

Income before extraordinary items per common share.....    $   .08       $    .50       $    .34       $    .96      $     1.33

Income before extraordinary items per common share,
 assuming dilution.....................................    $   .08       $    .49       $    .33       $    .94      $     1.32

                                                                                   As of December 31,
                                                           ---------------------------------------------------------------------
                                                              1994           1995           1996           1997            1998
                                                           ---------------------------------------------------------------------
Selected Operating Data:
Locations at end of period.............................         25             50             94            165             241
Number of acquisitions completed during period.........          1              5             11             22              24

Balance Sheet Data:
Net book value of rental equipment.....................    $24,138       $ 52,818       $116,921       $314,696      $  656,207
Total assets...........................................     48,098        137,832        218,933        699,326       1,352,576
Total debt.............................................     12,752         68,555         68,594        306,975         808,712
Redeemable preferred stock (net of treasury stock).....     26,684         28,401             --             --              --
Common stockholders' equity (deficit)..................     (1,474)            46         95,072        290,781         417,485

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

  We have completed an initial evaluation of our internal information technology and non-information technology systems and have received confirmation from all of our current significant systems' vendors that each of their systems will properly handle the rollover to the Year 2000. Our systems are generally newer and have been originally designed to be Year 2000 compliant. The costs of developing the portions of our systems related to Year 2000 issues are therefore part of our total information systems costs and are not separately tracked. Additionally, we are continuing to perform internal testing of our systems with respect to Year 2000 issues. The testing completed to-date has not resulted in any significant problems and we have not encountered any conditions requiring contingency planning. We also plan to have independent testing of our systems, followed by the development of contingency plans as necessary, completed during the second quarter of 1999. We expect the cost of this independent testing will not be material to our financial position. Although there can be no assurance, we believe the potential Year 2000 problem will not have a material effect on our financial position or results of operations.

  We are also surveying third parties with whom we have material relationships, which includes our equipment vendors and other major service providers, to provide reasonable assurances as to their state of readiness related to the Year 2000. Risk assessments and contingency plans, where required, are expected to be finalized during the first half of 1999. To the extent vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, we will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed on a timely basis or that qualified replacement vendors and service providers will be available. Any failure of third parties' systems could have a material adverse impact on our computer systems, business, results of operations and financial condition, however, we believe the impact of any failure would be limited, as there are multiple vendors for the types of equipment we purchase. Additionally, Year 2000 problems involving third parties may have a negative impact on the general economy or on the ability of businesses to receive essential services (i.e., telecommunications, utilities, banking services, etc.). Any such occurrence could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    PART III


ITEM 10.      Directors and Executive Officers of the Registrant

  The table below sets forth certain information with respect to the directors and executive officers of RSC:

Name                                   Age     Title
------                                -----   ----------
Martin R. Reid.....................      56   Chairman of the Board and Chief Executive Officer
Robert M. Wilson...................      41   Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Ronald Halchishak..................      51   Senior Vice President of Operations
David G. Ledlow....................      40   Senior Vice President of Operations
Douglas A. Waugaman................      40   Senior Vice President of Operations
John Markle........................      43   Senior Vice President of Strategy and Chief Information Officer
David B. Harrington................      45   Senior Vice President of Human Resources
Milfred E. Howard..................      51   Senior Vice President of Sales and Marketing
William M. Barnum, Jr..............      44   Director
James R. Buch......................      45   Director
David P. Lanoha....................      49   Director
Christopher A. Laurence............      31   Director
Eric L. Mattson....................      47   Director
Britton H. Murdoch.................      41   Director
John M. Sullivan...................      63   Director

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

  John Markle was promoted to the position of Senior Vice President of Strategy and Chief Information Officer of RSC in November 1998. From January 1998 until this promotion, he served as a Senior Vice President of Operations of RSC. He joined RSC in conjunction with the acquisition of Center Rental & Sales in December 1997. Prior to joining RSC, he served as President of Center since 1989. Prior to joining Center, he spent ten years with Power Rental.

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

  David P. Lanoha has served as a director of RSC since January 1998. He initially joined RSC as a Senior Vice President of Operations in conjunction with the acquisition of Center Rental & Sales in December 1997. He served in various capacities at Center, most recently as Chairman of the Board (from October 1989 to December 1997) and President (from May 1984 to October 1989).

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

  Our directors serve until their successors are elected and qualified or until the director resigns or is removed. Our officers serve at the discretion of the Board of Directors. There are no family relationships among the executive officers or directors of RSC.

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

  Each of our directors has entered into an indemnification agreement with us that supplements the indemnification provisions set forth in our bylaws (collectively, the "Indemnification Agreements"). The Indemnification Agreements generally provide that RSC will indemnify each director, subject to certain limitations and exclusions, for any damages, judgments, fines, penalties, settlements and costs, attorneys' fees and other amounts, including any expenses of establishing a right to indemnification under the Indemnification Agreements, incurred by such director in connection with any threatened, pending or completed claim, action, suit or other proceeding brought against or involving such director by reason of the fact that the director is or was an officer or director of RSC or arising out of any action or inaction taken while serving as a director. The Indemnification Agreements authorize the director to bring suit to enforce a claim or request for indemnification thereunder and to recover the expenses of prosecuting such suit if successful in whole or in part. RSC also agrees, at the request of the director, to advance the expenses of any proceeding (other than the amount of any settlement) giving rise to a claim for indemnification under the Indemnification Agreements, subject to repayment to the extent the director ultimately is not entitled to indemnification.

ITEM 11.  Executive Compensation

  Summary Compensation Table. The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers") for all services rendered in all capacities to us during the years ended December 31, 1998, 1997 and 1996:


                           Summary Compensation Table

                                                                                                         Long-Term
                                                                  Annual Compensation                   Compensation
                                                    --------------------------------------------  ---------------------------
                                                                                      All         Restricted      Securities
                                                                                      Other           Stock       Underlying
         Name and Principal Position          Year   Salary ($)   Bonus ($)(1)  Compensation ($)  Awards ($)      Options (#)
         ----------------------------         ----   ----------   ------------  ----------------  ------------   -------------
Martin R. Reid
 Chairman and Chief Executive Officer.......  1998     516,704     500,000         10,500(2)      3,466,057(3)      173,411(4)
                                              1997     339,361     300,000         10,122(2)             --         200,000(4)
                                              1996     294,231      84,375          5,641(2)             --              --
Robert M. Wilson
 Executive Vice President, Chief Financial
 Officer, Secretary and Treasurer...........  1998     180,796     103,185          4,209(2)             --          16,000
                                              1997      99,300          --         75,287(5)             --          75,000
                                              1996          --          --             --                --              --
Ronald Halchishak
 Senior Vice President of
 Operations.................................  1998     173,193     123,058          2,128(2)             --          16,000
                                              1997     148,260      75,000          1,408(2)             --              --
                                              1996     150,000     100,000            910(2)             --          71,250
David G. Ledlow
 Senior Vice President of
 Operations.................................  1998     154,274     120,000            522(2)             --          16,000
                                              1997     137,132      75,000         16,754(2)             --              --
                                              1996     117,692      36,709          4,200(2)             --          71,250
Douglas A. Waugaman
 Senior Vice President of
 Operations.................................  1998     179,216     149,960          1,887(2)             --          16,000
                                              1997     166,531     200,000          2,121(2)             --         100,000
                                              1996     155,923      42,900          7,149(2)             --              --

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

                       Option Grants in Last Fiscal Year

                                                                                                           Potential Realizable
                                                                                                             Value at Assumed
                                                           Individual Grants                                 Annual Rates of
                                   ------------------------------------------------------------------          Stock Price
                                          Number of       Percent of Total                                   Appreciation for
                                          Securities       Options Granted    Exercise or                      Option Term
                                      Underlying Options    to Employees      Base Price   Expiration      ---------------------
                                        Granted (#)(1)     in Fiscal Year       ($/Sh)        Date            5% ($)     10% ($)
                                   ---------------------  ----------------   ------------  ----------      ----------  ---------
                                                                                                            (Dollars in Thousands)
Martin R. Reid
 Chairman and Chief Executive
 Officer............................   190,000(2)             32.9%              $20.19      1/14/08        $2,412      $ 6,113
                                        40,411                 7.0                28.56      4/29/08           726        1,840

Robert M. Wilson
  Executive Vice President, Chief
  Financial Officer, Secretary and
  Treasurer.........................    13,656                 2.4                22.88      2/25/08           196          498
                                         1,344                  .2                26.38      4/15/08            22           56
                                         1,000                  .2                28.56      4/29/08            18           46

Ronald Halchishak
  Senior Vice President of
  Operations........................    13,656                 2.4                22.88      2/25/08           196          498
                                         1,344                  .2                26.38      4/15/08            22           56
                                         1,000                  .2                28.56      4/29/08            18           46

David G. Ledlow
  Senior Vice President of
  Operations........................    13,656                 2.4                22.88      2/25/08           196          498
                                         1,344                  .2                26.38      4/15/08            22           56
                                         1,000                  .2                28.56      4/29/08            18           46

Douglas A. Waugaman
  Senior Vice President of
  Operations........................    13,656                 2.4                22.88      2/25/08           196          498
                                         1,344                  .2                26.38      4/15/08            22           56
                                         1,000                  .2                28.56      4/29/08            18           46

(1) All options granted vest equally over four years from the date of grant; however, those granted to Mr. Reid may vest earlier if certain performance criteria are met or upon a change of control.

(2) Includes options to purchase 57,000 shares of common stock surrendered to us by Mr. Reid on February 25, 1998.

  Aggregated Option Exercises. The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the year ended December 31, 1998 by each of the Named Executive Officers and the year-end value of unexercised options.


              Aggregated Option Exercises in the Last Fiscal Year
                       And Fiscal Year-End Option Values


                                                                     Number of Securities            Value of Unexercised
                                                                    Underlying Unexercised         "In-the-Money" Options
                                         Shares                   Options at Fiscal Year-End        at Fiscal Year-End(1)
                                        Acquired       Value      --------------------------      ---------------------------
                                    on Exercise (#)  Realized     Exercisable  Unexercisable      Exercisable   Unexercisable
                                    ---------------  --------     -----------  -------------      -----------   -------------
Martin R. Reid
 Chairman and Chief
 Executive Officer...............           --       $     --        200,000        173,411          $    --          $   --

Robert M. Wilson
 Executive Vice President, Chief
 Financial Officer, Secretary and
 Treasurer.......................           --             --         18,750         72,250               --              --

Ronald Halchishak
 Senior Vice President of
 Operations......................       11,150        247,387         37,510         49,750           11,988           5,916

David G. Ledlow
 Senior Vice President of
 Operations......................        6,006        150,090         37,500         49,750           11,831           5,916

Douglas A. Waugaman
 Senior Vice President of
 Operations......................           --             --         25,000         91,000               --              --

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

  Bonuses paid to Covered Employees are based upon bonus formulas that tie bonuses to one or more objective performance standards. Bonus formulas for Covered Employees are adopted in each performance period by the Bonus Committee no later than the latest time permitted by Code Section 162(m). No bonuses are paid to Covered Employees unless and until the Bonus Committee makes a certification in writing with respect to the attainment of the objective performance standards as required by Code Section 162(m). The Bonus Committee may in its sole discretion reduce a bonus payable to a Covered Employee, however, the Bonus Committee has no discretion to increase the amount of a Covered Employee's bonus. The Bonus Committee has the discretion to apply or not apply the foregoing provisions to bonuses paid to eligible employees who have not been designated as Covered Employees.

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

Executive Savings Plan and Survivor Protection Program

  In January 1998, the Board approved (1) an Executive Savings Plan (the "ESP") pursuant to which our senior executives may defer portions of their cash compensation, and (2) a Survivor Protection Program (the "SPP") pursuant to which we would pay survivor benefits to the beneficiaries of deceased senior executives and certain other members of our senior management.

  The ESP. Our senior executives may defer the receipt of a portion of their cash compensation pursuant to the ESP, whereby amounts, while deferred, earn interest at a rate of (1) for the first five years of the program, the greater of 10% or the average long-term bond yield, and (2) after the first five years of the program, the average of the long-term bond yield. In addition, an annual deferral incentive rate will be determined each year, beginning with the third year of the program, which rate will be added to the rates described in the previous sentence. Participants in the ESP will receive payments under the ESP upon the later of retirement or upon reaching age 55 with at least seven years of service to RSC. If we terminate a participant's employment, that participant will receive payments under the ESP upon reaching age 62. The payments will be made over a 15 year period, subject to the one-time right of participants to elect to receive 90% of their ESP account balance and forfeit the remainder. The trust administering the ESP may purchase life insurance policies to fund future payments under the ESP.

  The SPP. To date, we have not executed any agreements to implement or fund potential obligations under the SPP. The contemplated benefit under the SPP is three times annual base salary (less $100,000) for senior executives and two times base salary (less $100,000) for other senior management participants, with a maximum benefit of $500,000 for both groups. We may purchase life insurance to fund payment of benefits under the SPP, and benefits would continue after a participant's retirement, with eligibility to begin upon the earlier of (1) the participant reaching age 62, or (2) the participant reaching age 55 with at least seven years of service to RSC.

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

                                                                                                    Beneficial Ownership
                                                                                                           As of
                                                                                                   February 28, 1999 (1)
                                                                                          --------------------------------------
                              Name of Beneficial Owner                                         Shares                Percent
-----------------------------------------------------------------------------------       ----------------       ----------------
Capital Research and Management Company (2).........................................             1,600,000            6.5%
Pilgrim Baxter & Associates, Ltd. (3)...............................................             1,384,000            5.6
Martin R. Reid (4)(5)(6)............................................................               538,545            2.2
Robert M. Wilson (4)(6).............................................................                24,653              *
Ronald Halchishak (4)(6)............................................................                58,340              *
David G. Ledlow (4)(6)..............................................................                49,761              *
Douglas A. Waugaman (4)(6)..........................................................               112,469              *
John Markle (4)(6)..................................................................                62,906              *
David B. Harrington (4)(6)..........................................................                 8,382              *
Milfred E. Howard (4)(6)............................................................                 7,616              *
William M. Barnum, Jr. (4)(7).......................................................               455,317            1.9
James R. Buch (4)(6)................................................................                 6,525              *
David P. Lanoha (4)(8)..............................................................               149,855              *
Christopher A. Laurence (4)(7)......................................................                 7,261              *
Eric L. Mattson (4)(9)..............................................................                 5,625              *
Britton H. Murdoch (4)(10)..........................................................                 7,625              *
John M. Sullivan (4)(6).............................................................                 3,125              *
All directors and executive officers as a group (15 individuals)....................             1,498,005            6.1

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

  The employment agreement may be terminated by Mr. Reid or RSC at any time, with or without cause. In addition, if requested by the Board, Mr. Reid will resign as Chief Executive Officer (a "Resignation"), but will remain as Chairman of the Board and devote at least 50% of his time to RSC. Beginning with the first full year after his Resignation, Mr. Reid's base salary and corresponding bonus opportunity will each be reduced to $250,000. However, if the Board also asks him to step down as Chairman of the Board (a "Step Down"), Mr. Reid would remain an RSC employee at a base salary not less than $125,000, depending on the time he devotes.

  Except where there has been a change of control, if Mr. Reid's active employment in all capacities is terminated by RSC without "cause" (as defined in the employment agreement), Mr. Reid will be entitled to receive severance pay equal to his then-current base salary through the remaining term of the employment agreement plus the maximum bonus opportunity available if he had continued in the position from which he was terminated. Additionally, Mr. Reid will be entitled to immediate vesting of all his unvested options and restricted stock. In addition, for the remainder of the term of the employment agreement, Mr. Reid will be treated as an active employee for purposes of all benefits and will be entitled to health insurance coverage until age 65. No severance pay or benefit continuation will be available if Mr. Reid is terminated for "cause" or if he resigns, other than due to a breach of the employment agreement by us or at the Board's request as a Resignation or Step Down.

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

  If Mr. Reid's employment is terminated as a result of his death or disability, all of his unvested options and restricted stock will vest, and he or his estate will receive his unpaid base salary through the date of such death or disability plus a pro rata portion of his maximum bonus opportunity for that year.

  In connection with the signing of the employment agreement in January 1998, we accelerated the vesting of Mr. Reid's 200,000 then-outstanding options to purchase common stock and those options became immediately exercisable.

  On October 9, 1998, we issued Mr. Reid 235,000 shares of restricted stock. The restricted stock is subject to vesting in equal installments over four years; however, the vesting may be accelerated under certain circumstances, including a change of control. We also entered into an agreement to loan Mr. Reid the amount of any tax liability resulting from the grant (up to $1.4 million). The loan accrues interest at a rate equal to the current rate on the Revolver, with principal and interest due upon 100% vesting of the restricted stock and in certain other circumstances. The loan, which is a full recourse loan to Mr. Reid, is secured by the restricted stock and will be forgiven based on the market price of our common stock reaching certain levels, and in certain other circumstances if the vesting of the restricted stock is accelerated. At February 28, 1999, Mr. Reid owed us $1.4 million, including accrued interest, under this loan agreement.

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

  In connection with the acquisition of Center Rental & Sales in December 1997, we entered into leases for certain of Center's facilities with David P. Lanoha, a director of RSC, and certain partnerships affiliated with Mr. Lanoha. The leases initially expire in 2002, with options to extend for three periods of five years each. The aggregate annual rent under such leases is $720,000. We believe the terms of these leases are no less favorable than those that could be obtained from unaffiliated third parties. Prior to the acquisition, these locations had been leased by Center from Mr. Lanoha and his affiliates. The previous leases were terminated in connection with the acquisition of Center.

  We have entered into a severance agreement with each of Messrs. Halchishak, Harrington, Howard, Ledlow, Waugaman and Wilson providing for certain benefits upon termination of employment either by us without cause or by the executive officer due to a reduction in base salary and benefits (other than across the board salary cuts for employees at the executive officer's level or changes in benefits). These benefits include a lump sum severance payment equal to 100% of the executive officer's base salary, plus a pro rata portion of the current-year bonus opportunity, plus life, disability, accident and group health insurance benefits substantially similar to those received by the executive officer immediately prior to termination for a twelve (12) month period. In addition, all stock options granted prior to 1996, all stock options scheduled to vest in the year of termination and one-third of all other stock options held by him, if any, shall become vested and exercisable effective as of the day immediately prior to the date of termination of the executive officer. As consideration for these benefits, each of Messrs. Halchishak, Harrington, Howard, Ledlow and Wilson agreed that during the term of the severance agreement and for twelve (12) months after termination of employment for any reason they would not solicit any customers of RSC or hire or offer employment to any of our employees. Mr. Waugaman agreed that during the term of the severance agreement and for three (3) months after termination of employment for any reason he would not solicit any customers of RSC or hire or offer employment to any of our employees. The severance agreements with Messrs. Halchishak and Ledlow will continue in effect through December 31, 2001, that with Mr. Wilson will continue in effect through April 14, 2000, those with Messrs. Harrington and Howard will continue in effect through May 30, 2000 and that with Mr. Waugaman will continue in effect through June 30, 2001.

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

               Report of Independent Auditors....................................................................F-1

               Consolidated Balance Sheets - December 31, 1997 and 1998..........................................F-2

               Consolidated Statements of Operations - Years ended December
               31, 1996, 1997 and 1998...........................................................................F-3

               Consolidated Statements of Redeemable Preferred Stock and
               Common Stockholders' Equity - Years ended December 31, 1996, 1997 and 1998........................F-4

               Consolidated Statements of Cash Flows - Years ended December
               31, 1996, 1997 and 1998...........................................................................F-6

               Notes to Consolidated Financial Statements........................................................F-7

     (2)       Financial Statement Schedules

               Report of Independent Auditors on Financial Statement Schedules...................................S-1

               Schedule I - Condensed Financial Information of Registrant........................................S-2

               Schedule II - Valuation and Qualifying Accounts...................................................S-7

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

(b)            Reports on Form 8-K

               1)   We filed a Current Report on Form 8-K, dated December 7, 1998, announcing the Fourth Amendment to our Second Amended and Restated Credit Agreement.

(c)           Exhibits

Exhibit Number                                             Description
---------------   ----------------------------------------------------------------------------------------------
       3.1        Amended and Restated Certificate of Incorporation of the Company. (1)
       3.2        Certificate of Amendment of Certificate of Incorporation. (2)
       3.3        Form of Amended and Restated Bylaws of the Company. (3)
      10.1        Second Amended and Restated Credit Agreement, dated as of December 2, 1997. (2)
      10.2        First Amendment to Second Amended and Restated Credit Agreement, dated as of May 13, 1998. (4)
      10.3        Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 20, 1998.
                  (5)
      10.4        Third Amendment to Second Amended and Restated Credit Agreement, dated as of September 29,
                  1998. (6)
      10.5        Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of
                  November 24, 1998. (7)
     *10.6        Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of February 10,
                  1999.
      10.7        Indenture dated as of May 13, 1998 by and between Rental Service Corporation, the Subsidiary
                  Guarantors and Norwest Bank Minnesota, National Association, as trustee for the 9% Senior
                  Subordinated Notes due 2008. (4)

Exhibit Number                                             Description
---------------   ---------------------------------------------------------------------------------------------
       10.8       Registration Rights Agreement dated as of May 13, 1998 by and among Rental Service
                  Corporation and the persons named therein relating to the 9% Senior Subordinated Notes due
                  2008. (4)
       10.9       Credit Agreement among Rental Service Corporation of Canada Ltd. as Borrower, BT Bank of
                  Canada and The Bank of Nova Scotia, as Lenders, and BT Bank of Canada, as Agent, dated as of
                  August 21, 1998 (the "Canadian Credit Agreement"). (6)
       10.10      First Amendment to the Canadian Credit Agreement, dated as of September 29, 1998. (6)
       10.11      Stockholders' Agreement dated as of January 4, 1996 by and among the parties listed on the signature page thereto and Rental Service Corporation. (1)
       10.12      Stock Option Plan for Key Employees. (1)
       10.13      Form of Incentive Stock Option Agreement for Directors. (1)
       10.14      Form of Incentive Stock Option Agreement for Region Managers. (1)
       10.15      Form of Amended Incentive Stock Option Agreement for Region Managers. (1)
       10.16      Form of Amended Incentive Stock Option Agreement for Corporate Office Personnel. (1)
       10.17      Form of Incentive Stock Option Agreement for Other Corporate and District Personnel. (1)
       10.18      Form of Amendment to Amended Incentive Stock Option Agreement for Region Managers. (1)
       10.19      Form of Amendment to Amended Incentive Stock Option Agreement for Region Managers. (1)
       10.20      Form of Amendment to Amended Incentive Stock Option Agreement for Region Managers. (1)
       10.21      Form of Amendment to Amended Incentive Stock Option Agreement for Corporate Office
                  Personnel. (1)
       10.22      1996 Equity Participation Plan of Rental Service Corporation. (8)
       10.23      Amendment to the 1996 Equity Participation Plan of Rental Service Corporation, dated as of
                  April 29, 1998. (9)
       10.24      Form of Incentive Stock Option Agreement for Employees. (10)
       10.25      Form of Non-Qualified Stock Option Agreement for Directors. (10)
       10.26      First Amended and Restated Employee Qualified Stock Purchase Plan of Rental Service
                  Corporation. (11)
       10.27      Amendment to the First Amended and Restated Employee Qualified Stock Purchase Plan of Rental
                  Service Corporation, dated as of April 29, 1998. (6)
       10.28      Second Amendment to the First Amended and Restated Employee Qualified Stock Purchase Plan of
                  Rental Service Corporation, dated September 14, 1998. (6)
       10.29      Form of Indemnification Agreement. (1)
       10.30      Management Incentive Compensation Plan. (12)
      *10.31      Executive Savings Plan.
      *10.32      Form of Survivor Protection Program Agreement between Rental Service Corporation and certain executive officers.
       10.33      Employment Agreement dated January 14, 1998 between Rental Service Corporation and Martin R.
                  Reid. (13)
       10.34      Restricted Stock Agreement dated January 14, 1998 between Rental Service Corporation and
                  Martin R. Reid. (4)
       10.35      Restricted Stock Agreement dated April 29, 1998 between Rental Service Corporation and
                  Martin R. Reid. (5)
       10.36      Restricted Stock Agreement dated October 9, 1998 between Rental Service Corporation and
                  Martin R. Reid, including the related Promissory Note and Pledge Agreement. (6)
      *10.37      Form of 1997 Executive Severence Agreement between Rental Service Corporation and certain executive officers.
       10.38      Form of 1998 Executive Severance agreement between Rental Service Corporation and certain executive officers. (5)
       10.39      Stock Purchase Agreement by and among Andy G. Gessner; Larry R. Bush; Stacy K. Bush; Larry
                  R. Bush; Trustee of the Stacy K. Bush Trust and Roy B. Bush as "Sellers," Acme Dixie Inc.,
                  as "Buyer," Rental Service Corporation as "Parent" and Comtect, Inc. and Comtect, Inc.'s
                  subsidiaries as the "Company," dated March 14, 1997. (14)
       10.40      Asset Purchase Agreement by and among Brute Equipment Co. d/b/a "Foxx Hy-Reach
                  Company" as "Seller," Rental Service Corporation, Walker Jones Equipment Company as
                  "Buyer" and Thomas H. Foster, dated April 25, 1997. (14)
       10.41      Asset Purchase Agreement by and among Central States Equipment, Inc. and Equipment Lessors,
                  Inc. as "Sellers," Walker Jones Equipment Company as "Buyer" and the stockholders of
                  Sellers, dated April 26, 1997. (14)

Exhibit Number                                             Description
---------------   ----------------------------------------------------------------------------------------------
      10.42       Stock Purchase Agreement by and among David P. Lanoha and The Lanoha Charitable
                  Remainder Trust and National Christian Charitable Foundation and Richard F. Lanoha Family
                  Trust as "Sellers," RSC Acquisition Corp. as "Buyer," Rental Service Corporation as
                  "Parent" and Rent-It-Center, Inc. d/b/a Center Rental and Sales, Inc. as the "Company,"
                  dated October 6, 1997. (15)
      10.43       Asset Purchase Agreement by and among David P. Lanoha as "Seller," RSC Acquisition Corp.
                  as "Buyer," Rental Service Corporation as "Parent" and Lanoha Leasing Limited Liability
                  Company as the "Company," dated October 6, 1997. (15)
      10.44       Asset Purchase Agreement by and among David P. Lanoha as "Seller," RSC Acquisition Corp.
                  as "Buyer," Rental Service Corporation as "Parent" and Zuni Rental Enterprises L.L.C. as
                  the "Company," dated October 6, 1997. (15)
      10.45       Asset Purchase Agreement by and among David P. Lanoha as "Seller," RSC Acquisition Corp.
                  as "Buyer," Rental Service Corporation as "Parent" and Center Rental & Sales/Omaha, LLC
                  as the "Company," dated October 6, 1997. (15)
      10.46       Stock Purchase Agreement by and among Leonard A. Siems, Marvin W. Abbott and the Trustees
                  (as defined) as "Sellers," RSC Alabama, Inc. as "Buyer," Rental Service Corporation as
                  "Parent" and Siems Rental & Sales Co., Inc. as the "Company," dated October 31, 1997. (15)
      10.47       Asset Purchase Agreement by and among JDW Enterprises, Inc. d/b/a "Valley Rentals" as
                  "Seller," Rental Service Corporation, RSC Center, Inc. as "Buyer" and Jerald and Elfriede
                  Adams, Dan and Mary Evans, and Warren and Linda Youel, dated December 30, 1997. (16)
      10.48       Stock Purchase Agreement by and among James S. Peterson as "Seller," Walker Jones Equipment,
                  Inc. as "Buyer," Rental Service Corporation as "Parent" and James S. Peterson Enterprises,
                  Inc. as the "Company," dated April 1, 1998. (13)
      10.49       Stock Purchase Agreement by and among Mark S. Mosak and Thomas A. Mosak as "Sellers," Walker
                  Jones Equipment, Inc. as "Buyer," Rental Service Corporation as "Parent" and T&M Rental, Inc.
                  as the "Company," dated April 2, 1998. (13)
      10.50       Stock Purchase Agreement by and among Jerry O. Grayson, Michael A. Mathon and Becker Partners
                  as "Sellers," Becker St. Paul Corporation and Kathleen Becker as "Partners," Walker Jones
                  Equipment, Inc. as "Buyer," and M. J. Struckel & Company, Inc. as the "Company," dated July
                  29, 1998. (17)
      *21.1       Subsidiaries of Rental Service Corporation.
      *23.1       Consent of Ernst & Young LLP.
      #23.2       Consent of Ernst & Young LLP.
      *27.1       Financial Data Schedule.

__________
*    Previously filed.

#    Filed herewith.

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

(11) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-29579, dated June 19, 1997), and incorporated herein by reference.

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

                        RENTAL SERVICE CORPORATION

                        By: /s/ Robert M. Wilson
                           ----------------------------------------------
                                Robert M. Wilson
                   Executive Vice President, Chief Financial
                        Officer, Secretary and Treasurer

Date: May 21, 1999

  Each person whose signature appears below constitutes and appoints Robert M. Wilson and John M. Sullivan, and each or any of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                      Title                               Date
-------------------------------            ------------------------------------          --------------------------

/s/ Martin R. Reid                               Chairman of the Board and
-------------------                               Chief Executive Officer                      May 21, 1999
Martin R. Reid                                  (Principal Executive Officer)

/s/ Robert M. Wilson                              Executive Vice President, Chief
---------------------                               Financial Officer, Secretary               May 21, 1999
Robert M. Wilson                                 and Treasurer (Principal Financial
                                                      and Accounting Officer)

/s/ William M. Barnum, Jr.
----------------------------
William M. Barnum, Jr.                                        Director                         May 21, 1999

/s/ James R. Buch
--------------------
James R. Buch                                                 Director                         May 21, 1999

/s/ David P. Lanoha
---------------------
David P. Lanoha                                               Director                         May 21, 1999

/s/ Christopher A. Laurence
-------------------------
Christopher A. Laurence                                       Director                         May 21, 1999

/s/ Eric L. Mattson
----------------------
Eric L. Mattson                                               Director                         May 21, 1999

/s/ Britton H. Murdoch
------------------------
Britton H. Murdoch                                            Director                         May 21, 1999

/s/ John M. Sullivan
----------------------
John M. Sullivan                                              Director                         May 21, 1999

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


                        /s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 10, 1999

                           RENTAL SERVICE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                        Year Ended December 31,
                                                                                -------------------------------------
                                                                                       1997                   1998
                                                                                 ---------------       --------------
                                    ASSETS
                                  ---------
Cash and cash equivalents......................................................          $  8,932            $    3,466
Accounts receivable, net of allowance for doubtful accounts of $2,925 and
 $4,857 at December 31, 1997 and 1998, respectively (Note 6)...................            62,028               124,230
Parts and supplies inventories, net of reserve for obsolescence of $2,181 and
 $1,009 at December 31, 1997 and 1998, respectively............................            31,714                47,216
Deferred taxes (Note 11).......................................................            15,241                28,736
Rental equipment, principally machinery, at cost, net of accumulated depreciation of $54,506 and $132,395 at December 31, 1997 and
 1998, respectively (Note 6)...................................................           314,696               656,207
Operating property and equipment, at cost, net (Note 4)........................            35,799                67,629
Intangible assets, net (Note 5)................................................           220,166               401,239
Other assets, net..............................................................            10,750                23,853
                                                                               ------------------    ------------------
                                                                                         $699,326            $1,352,576
                                                                               ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Accounts payable...............................................................          $ 34,911            $   24,721
Payroll and other accrued expenses.............................................            31,937                31,581
Accrued interest payable.......................................................             2,179                 4,605
Income taxes payable (Note 11).................................................             1,686                   476
Deferred taxes (Note 11).......................................................            30,857                64,996
Bank debt and long term obligations (Note 6)...................................           306,975               808,712
                                                                               ------------------    ------------------
    Total liabilities..........................................................           408,545               935,091

Commitments and contingencies (Notes 6 and 9)

Stockholders' equity (Note 7):
 Preferred stock, $.01 par value:
  Authorized shares--500,000
  Issued and outstanding shares--none..........................................                --                    --
 Common stock, $.01 par value:
  Authorized shares--40,000,000
  Issued and outstanding shares--19,833,437  and 24,089,645 at
    December 31, 1997 and 1998, respectively...................................               198                   241
 Additional paid-in capital....................................................           270,927               373,646
 Common stock issuable--284,108 and 220,185 shares at December 31, 1997
    and 1998, respectively.....................................................             6,000                 3,988
 Deferred compensation expense.................................................                --                (3,162)
 Currency translation loss.....................................................                --                   (76)
 Retained earnings.............................................................            13,656                42,848
                                                                               ------------------    ------------------
    Total stockholders' equity.................................................           290,781               417,485
                                                                               ------------------    ------------------
                                                                                         $699,326            $1,352,576
                                                                               ==================    ==================


                            See accompanying notes.

                           RENTAL SERVICE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                            Year Ended December 31,
                                                            --------------------------------------------------------
                                                                 1996                  1997                1998
                                                             -------------        --------------      ---------------
Revenues:
 Equipment rentals.......................................         $ 94,218             $170,704            $ 404,185
 Sales of parts, supplies and new equipment..............           21,919               70,957              130,823
 Sales of used equipment.................................           12,217               19,602               43,466
                                                                 ---------            ---------            ---------
   Total revenues........................................          128,354              261,263              578,474
Cost of revenues:
 Cost of equipment rentals, excluding rental equipment
  depreciation...........................................           55,202               87,552              199,773
 Depreciation, rental equipment..........................           17,840               37,413               87,260
 Cost of sales of parts, supplies and new equipment......           15,582               54,739              100,875
 Cost of sales of used equipment.........................            8,488               12,927               31,259
                                                                 ---------            ---------            ---------
   Total cost of revenues................................           97,112              192,631              419,167
                                                                 ---------            ---------            ---------
Gross profit.............................................           31,242               68,632              159,307
Selling, general and administrative expense..............           12,254               20,996               37,230
Depreciation and amortization, excluding rental equipment
 depreciation............................................            2,835                5,373               10,244
Amortization of intangibles..............................            2,379                3,907               10,333
                                                                 ---------            ---------            ---------
Operating income.........................................           13,774               38,356              101,500
Interest expense, net....................................            7,063               14,877               50,375
                                                                 ---------            ---------            ---------
Income before income taxes and extraordinary items.......            6,711               23,479               51,125
Provision for income taxes (Note 11).....................            2,722               10,330               21,933
                                                                 ---------            ---------            ---------
Income before extraordinary items........................            3,989               13,149               29,192
Extraordinary items, loss on extinguishment of debt,
 less applicable income tax benefit of $822 and $386 in
 1996 and 1997, respectively (Note 6)....................            1,269                  534                   --
                                                                 ---------            ---------            ---------
Net income...............................................            2,720               12,615               29,192
Redeemable preferred stock accretion.....................            1,643                   --                   --
                                                                 ---------            ---------            ---------
Net income available to common stockholders..............         $  1,077             $ 12,615            $  29,192
                                                                 =========            =========            =========

Earnings per common share (Note 3):
 Income before extraordinary items.......................         $    .34             $    .96            $    1.33
 Extraordinary items.....................................             (.18)                (.04)                  --
                                                                 ---------            ---------            ---------
 Net income..............................................         $    .16             $    .92            $    1.33
                                                                 =========            =========            =========
Weighted average common shares...........................            6,876               13,653               21,880
                                                                 =========            =========            =========

Earnings per common share, assuming dilution (Note 3):
 Income before extraordinary items.......................         $    .33             $    .94            $    1.32
 Extraordinary items.....................................             (.18)                (.03)
                                                                 ---------            ---------            ---------
 Net income..............................................         $    .15             $    .91            $    1.32
                                                                 =========            =========            =========
Weighted average common shares, assuming dilution........            7,180               13,927               22,191
                                                                 =========            =========            =========


                            See accompanying notes.

                        RENTAL SERVICE CORPORATION

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY
                            (Dollars in thousands)



                                                                                               Common Stockholder' Equity
                                                       Redeemable               --------------------------------------------------
                                                    Preferred  Stock                  Common  Stock               Additional
                                             -----------------------------      -----------------------------      Paid-in
                                                 Shares           Amount           Shares         Amount           Capital
                                             -------------  --------------      -------------  --------------    -----------------
Balance at December 31, 1995...............       244,805         $ 28,401        4,247,730         $ 42          $     40
 Issuance of redeemable preferred
       stock...............................        75,000            7,500               --           --                --
 Issuance of common stock for
  cash, net of issuance costs
  of $8,723................................            --               --        7,094,358           71            95,152
 Exercise of stock options.................            --               --           34,290            1                --
 Redemption of redeemable
       preferred stock.....................      (319,805)         (37,874)              --           --                --
 Preferred stock adjustment................            --              330               --           --              (330)
 Repurchase of common stock
       warrants............................            --               --               --           --              (945)
 Redeemable preferred stock
       accretion...........................            --            1,643               --           --                --
 Net income................................            --               --               --           --                --
                                               ----------       ----------       ----------   ----------        ----------
Balance at December 31, 1996...............            --               --       11,376,378          114            93,917
 Issuance of common stock for
       cash, net of issuance costs
       of $9,937...........................            --               --        7,345,224           73           153,901
 Issuance of common stock in
       connection with acquisitions........            --               --        1,081,514           11            22,788
      Common stock issuable in
       connection with acquisitions........            --               --               --           --                --
 Exercise of stock options.................            --               --           30,321           --                85
 Tax benefit of stock options..............            --               --               --           --               236
 Net income................................            --               --               --           --                --
                                               ----------       ----------       ----------   ----------        ----------
Balance at December 31, 1997...............            --               --       19,833,437          198           270,927


              Common Stockholders' Equity
-------------------------------------------------------------------

    Common          Deferred      Currency     Retained
    Stock         Compensation  Translation    Earnings
    Issuable        Expense         Loss       (Deficit)    Total
    ----------    -----------    ---------      -------    --------
     $   --        $    --        $   --      $   (36)       $  46

         --             --            --          --            --


         --             --            --          --        95,223
         --             --            --          --             1

         --             --            --          --            --
         --             --            --          --          (330)

         --             --            --          --          (945)
         --             --            --       (1,643)      (1,643)
         --             --            --        2,720        2,720
    ----------    -----------    ---------     -------     --------
         --             --            --        1,041       95,072


         --             --            --          --       153,974

         --             --            --          --        22,799

      6,000             --            --          --         6,000
         --             --            --          --            85
         --             --            --          --           236
         --             --            --       12,615       12,615
     ------         ------        ------       ------     --------
      6,000             --            --       13,656      290,781




                            See accompanying notes.

                          RENTAL SERVICE CORPORATION

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                AND COMMON STOCKHOLDERS' EQUITY -- (Continued)
                            (Dollars in thousands)


                                                                                        Common Stockholder's Equity
                                                    Redeemable               -----------------------------------------------
                                                Preferred  Stock                  Common Stock                 Additional
                                            -------------------------         --------------------------         Paid-in
                                              Shares           Amount          Shares        Amount              Capital
                                            ----------       ---------        ---------     -----------     ----------------
 Issuance of common stock for
  cash, net of issuance costs
       of $4,644...........................       --        $     --           3,018,872        $ 30             $ 77,779
 Issuance of common stock in
  connection with acquisitions.............       --              --             712,629           7               16,493
 Issuance of common stock
  issuable in connection with
       acquisitions........................       --              --             172,789           2                3,717
 Common stock issuable in
  connection with acquisitions.............       --              --                  --          --                   --
 Issuance of restricted stock..............       --              --             261,589           3                3,464
 Amortization of deferred
  compensation expense.....................       --              --                  --          --                   --
 Exercise of stock options.................       --              --              69,447           1                  568
 Tax benefit of stock options..............       --              --                  --          --                  265
 Issuance of common stock in
  connection with the QSP Plan.............       --              --              20,882          --                  433
 Currency translation loss.................       --              --                  --          --                   --
 Net income................................       --              --                  --          --                   --
                                           ---------       ---------          ----------   ---------            ---------
Balance at December 31, 1998...............       --        $     --          24,089,645        $241             $373,646
                                           =========       =========          ==========   =========            =========

                        Common Stockholders Equity
---------------------------------------------------------------------------
     Common             Defered        Currency      Retained
      Stock             Compensation  Translation    Earnings
     Issuable           Expense          Loss       (Deficit)   Total
    -------------     -------------  ----------   -----------  ------------


      $    --        $      --          $ --       $    --     $ 77,809

           --               --            --            --       16,500


       (3,719)              --            --            --           --

        1,707               --            --            --        1,707
           --           (3,467)           --            --           --

           --              305            --            --          305
           --               --            --            --          569
           --               --            --            --          265

           --               --            --            --          433
           --               --           (76)           --          (76)
           --               --            --        29,192       29,192
      -------          -------       -------      --------      -------
      $ 3,988          $(3,162)         $(76)      $42,848     $417,485
      =======          =======       =======      ========      =======

                            See accompanying notes.

                          RENTAL SERVICE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year Ended December 31,
                                                                      -----------------------------------------------------------
                                                                            1996                  1997                  1998
                                                                       --------------        -------------        ---------------
Operating activities                                                                         (In thousands)
Net income..........................................................        $   2,720             $  12,615            $   29,192
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization.....................................           23,054                46,693               107,837
  Extraordinary item................................................            1,269                   534                    --
  Interest paid in kind.............................................            1,706                    --                    --
  Provision for losses on accounts receivable.......................            1,692                 2,596                 4,429
  Deferred taxes....................................................            1,713                 7,217                18,028
  Amortization of deferred compensation expense.....................               --                    --                   305
  Currency translation loss.........................................               --                    --                   (76)
  Gain on sale of used equipment....................................           (3,729)               (6,675)              (12,207)
  Changes in operating assets and liabilities, net of effect of business acquisitions:
    Accounts receivable.............................................           (5,725)              (20,923)              (48,070)
    Parts and supplies inventories..................................           (2,444)               (8,826)              (11,437)
    Other assets....................................................           (2,887)                2,562                 3,801
    Accounts payable................................................           10,077                 9,712               (11,097)
    Payroll and other accrued expenses..............................           (3,523)               (2,776)              (14,372)
    Accrued interest payable........................................             (257)                1,665                 2,425
    Income taxes payable............................................             (172)                1,591                (1,209)
                                                                             --------            ----------            ----------
Net cash provided by operating activities...........................           23,494                45,985                67,549
Investing activities
Acquisitions of rental operations, net of cash acquired (Note 2)....          (27,270)             (278,883)             (281,574)
Cash purchases of rental equipment and operating property
 and equipment......................................................          (86,842)             (165,123)             (403,645)
Proceeds from sale of used equipment................................           12,695                19,602                43,466
Proceeds from assets held for sale..................................           16,668                    --                    --
                                                                             --------            ----------            ----------
Net cash used in investing activities...............................          (84,749)             (424,404)             (641,753)
Financing activities
Proceeds from bank debt.............................................          225,335               628,478             1,077,538
Payments on bank debt...............................................         (213,511)             (489,870)             (776,873)
Payments of debt issuance costs.....................................             (984)               (6,402)               (8,850)
Proceeds from long term obligations.................................               --               100,000               200,000
Payments on long term obligations...................................          (13,493)                 (366)               (1,888)
Proceeds from issuance of redeemable preferred stock................            7,500                    --                    --
Redemption of redeemable preferred stock............................          (37,874)                   --                    --
Proceeds from issuance of common stock, net of issuance costs.......           95,223               153,974                77,809
Proceeds from exercise of stock options.............................                1                    85                   569
Proceeds from QSP Plan offerings....................................               --                    --                   433
Repurchase of common stock warrants.................................             (945)                   --                    --
                                                                             --------            ----------            ----------
Net cash provided by financing activities...........................           61,252               385,899               568,738
                                                                             --------            ----------            ----------
Net increase (decrease) in cash and cash equivalents................               (3)                7,480                (5,466)
Cash and cash equivalents at beginning of year......................            1,455                 1,452                 8,932
                                                                             --------            ----------            ----------
Cash and cash equivalents at end of year............................        $   1,452             $   8,932            $    3,466
                                                                            =========             =========            ==========

Supplemental disclosure of cash flow information:
Cash paid for interest..............................................        $   5,614             $  13,212            $   47,949
Cash paid for income taxes..........................................            1,850                   279                 7,007

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

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

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

 Revenue Recognition

  Equipment rental revenue is recognized on the straight-line method over the contract term. Equipment rentals in the consolidated statements of operations includes revenues earned on equipment rentals, fuel sales and rental equipment delivery fees. Revenue from the sale of parts, supplies and new equipment and revenue from the sale of used equipment is recorded at the time of delivery to or pick-up by the customer.

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

 Depreciation and Amortization

  Rental equipment and operating property and equipment are being depreciated using the straight-line method over the following estimated useful lives:

                  Rental equipment............................................     3-7 years
                  Operating property and equipment............................    3-36 years
                  Leasehold improvements......................................   Term of lease

  Rental equipment and operating property and equipment is depreciated to a salvage value of 10% of cost. Amortization of assets under capital leases is included in depreciation expense.

                          RENTAL SERVICE CORPORATION

 Intangible Assets

  Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives; usually one to three years for covenants not to compete and 30 to 40 years for goodwill. The recoverability of goodwill attributable to the Company's acquisitions is analyzed annually based on the actual and projected cash flows of the locations acquired on an undiscounted basis. If this analysis indicates that goodwill will not be recoverable, the carrying amount of the goodwill would be reduced by the amount of the estimated impairment. In addition, the Company assesses long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, goodwill associated with long-lived assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

 Income Taxes

  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

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

                          RENTAL SERVICE CORPORATION

2. Business Acquisitions

  A principal component of the Company's business strategy is to continue to grow through acquisitions that augment its present operations as well as provide entry into new geographic markets. In keeping with this strategy, the Company has made numerous acquisitions of rental operations. These acquisitions have been accounted for as purchases and, accordingly, the acquired tangible and identifiable intangible assets and liabilities have been recorded at their estimated fair values at the dates of acquisition with any excess purchase price reflected as goodwill in the accompanying consolidated financial statements. Purchase accounting values for all acquisitions are initially assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. Such information generally relates to the fair value of rental equipment acquired as evidenced by appraisals, and the final determination of liabilities assumed. At December 31, 1998, the amount of assets and liabilities subject to preliminary valuation is not considered material and the Company does not expect that any adjustments to these amounts would result in a material change in the Company's financial position or results of operations. The operations of the acquired businesses are included in the consolidated statements of operations from the date of effective control of each such acquisition.

  The following table sets forth, for the periods indicated, the net assets acquired, liabilities assumed, common stock issued or issuable and cash purchase price for these acquisitions.


                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                             1996                 1997                 1998
                                                        -----------          -------------       ------------
                                                                         (Dollars in thousands)

Assets acquired......................................      $20,316              $142,043             $127,680
Goodwill and covenants not to compete................       12,221               189,206              191,297
Less: common stock issued or issuable................           --               (28,799)             (18,208)
Less: liabilities assumed............................       (5,267)              (23,567)             (19,195)
                                                        ----------             ---------            ---------
Cash purchase price..................................      $27,270              $278,883             $281,574
                                                        ==========             =========            =========
Number of acquisitions...............................           11                    22                   24

  The following table sets forth the unaudited pro forma results of operations for each year in which acquisitions occurred, and for the immediately preceding year, as if the acquisitions were consummated at the beginning of the immediately preceding year (in thousands, except per share amounts).


                                                                           Year Ended December 31,
                                                        ---------------------------------------------------------
                                                             1996                   1997                   1998
                                                        ------------           -------------          -----------
                                                          (Unaudited)           (Unaudited)            (Unaudited)
Total revenues.......................................       $320,897               $507,382               $627,403
Income before and extraordinary items................          2,256                 12,406                 29,282
Net income...........................................            987                 11,872                 29,282

Earnings (loss) per common share:
 Income before and extraordinary items...............            .07                    .81                   1.33
 Net income (loss)...................................           (.08)                   .77                   1.33

Earnings (loss) per common share, assuming dilution:
 Income before extraordinary items...................            .07                    .79                   1.31
 Net income (loss)...................................           (.08)                   .76                   1.31

  On December 2, 1997, the Company acquired all of the outstanding stock of Rent-It-Center, Inc. d/b/a Center Rental and Sales and substantially all of the assets of certain affiliated entities (collectively, "Center") for $116.9 million in cash (including the payoff of $16 million of assumed debt), 482,315 shares of common stock (of which

                          RENTAL SERVICE CORPORATION

64,544 shares will be issued over seven years, subject to earlier issuance within three years if certain performance objectives are achieved (21,515 of these shares were issued during 1998) and the assumption of certain liabilities. Center was an independent equipment rental company that also sold a variety of equipment ranging from small tools to heavy equipment, including related commodity supplies. Center operated in Colorado, New Mexico, Texas, Kansas, Missouri and Nebraska. Center's balance sheet was consolidated with the Company's as of December 2, 1997. This acquisition resulted in $90.6 million in goodwill, which is being amortized over 40 years. Pursuant to the acquisition agreements, the Company assumed effective control of Center's operations on November 1, 1997 and has included Center's revenues, costs and expenses from such date in its consolidated statements of operations, net of related imputed purchase price adjustments.

  During the year ended December 31, 1997, the Company completed 21 additional acquisitions of equipment rental businesses for an aggregate purchase price of $162 million in cash (including the payoff of assumed debt), 817,394 shares of common stock (of which 68,290 shares will be issued in future years) and the assumption of certain liabilities. Additionally, up to 197,738 shares of common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies, of which 65,913 shares were issued during 1998 and an additional 65,913 shares were earned and payable at December 31, 1998. Such contingent shares are valued and recorded as goodwill at the date such contingencies are resolved.

  On February 3, 1998, the Company acquired substantially all of the assets of JDW Enterprises, Inc. d/b/a Valley Rentals ("Valley") for $93.6 million in cash and 435,602 shares of common stock. Valley was an independent equipment rental company operating in Arizona and New Mexico. This acquisition resulted in $57 million in goodwill, which is being amortized over 40 years.

  During the year ended December 31, 1998, the Company completed 23 additional acquisitions of equipment rental businesses for an aggregate purchase price of $188 million in cash (including the payoff of assumed debt), 277,027 shares of commmon stock and the assumption of certain liabilities. Additionally, up to 128,859 shares of common stock may be paid for these acquisitions based on the achievement of certain performance objectives by the acquired companies, of which 42,953 shares were earned and payable at December 31, 1998. Such contingent shares are valued and recorded as goodwill at the date such contingencies are resolved.

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

                          RENTAL SERVICE CORPORATION

3. Earnings Per Share

  The following table sets forth the computation of earnings per share and earnings per share, assuming dilution.

                                                                                         Year Ended December 31,
                                                                        ------------------------------------------------------
                                                                              1996                1997                1998
                                                                         ------------       --------------      --------------
                                                                                            (In thousands)
Numerator:
     Income before extraordinary items...............................        $ 3,989             $13,149             $29,192
     Redeemable preferred stock accretion............................         (1,643)                 --                  --
                                                                          ----------          ----------         -----------
     Income before extraordinary items available to common
      stockholders...................................................        $ 2,346             $13,149             $29,192
                                                                          ==========          ==========         ===========

     Net income......................................................        $ 2,720             $12,615             $29,192
     Redeemable preferred stock accretion............................         (1,643)                 --                  --
                                                                          ----------          ----------         -----------
     Net income available to common stockholders.....................        $ 1,077             $12,615             $29,192
                                                                          ==========          ==========         ===========

Denominator:
     Weighted average shares outstanding.............................          7,021              13,638              21,785
     Common stock issuable in connection with acquisitions...........             --                  89                 171
     Unvested restricted stock outstanding...........................           (145)                (74)                (76)
                                                                          ----------          ----------         -----------
Denominator for earnings per share...................................          6,876              13,653              21,880
Effect of dilutive securities:
     Add-back of unvested restricted stock outstanding...............            145                  74                  76
     Common stock options............................................            120                 182                 199
     Common stock issuable in connection with acquisitions based on
       the achievement of performance objectives.....................             --                  16                  27
     Common stock to be issued in connection with the QSP Plan.......             --                   2                   9
     Common stock warrants...........................................             39                  --                  --
                                                                          ----------          ----------         -----------
       Dilutive potential common shares..............................            304                 274                 311
                                                                          ----------          ----------         -----------
Denominator for earnings per share, assuming dilution................          7,180              13,927              22,191
                                                                          ==========          ==========         ===========

  In accordance with SFAS No. 128, weighted average common shares excludes the effects of the potential issuance of all shares contingent on the achievement of performance objectives, until the related objectives have been achieved.

4. Operating Property and Equipment

  Operating property and equipment consist of the following:

                                                                                   December 31,
                                                                           ------------------------------
                                                                              1997               1998
                                                                           ----------        ------------
                                                                                  (In thousands)
  Vehicles, machinery and equipment....................................        $30,539            $63,050
  Leasehold improvements...............................................          4,391              7,945
  Furniture, fixtures and computer equipment...........................          8,269             14,527
  Land and building....................................................          2,277              3,238
                                                                             ---------          ---------
     Total.............................................................         45,476             88,760
  Less: accumulated depreciation and amortization......................          9,677             21,131
                                                                             ---------          ---------
                                                                               $35,799            $67,629
                                                                             =========          =========

                          RENTAL SERVICE CORPORATION

5. Intangible Assets

  Intangible assets consist of the following:

                                                                                   December 31,
                                                                          ------------------------------
                                                                              1997               1998
                                                                          -----------         ----------
                                                                                  (In thousands)
  Covenants not to compete.............................................    $  3,201           $  2,353
  Goodwill.............................................................     223,052            414,084
                                                                           --------           --------
      Total............................................................     226,253            416,437
  Less: accumulated amortization.......................................       6,087             15,198
                                                                           --------           --------
                                                                           $220,166           $401,239
                                                                           ========           ========

  The Company has entered into non compete agreements with the former owners of certain acquired businesses. The agreements are generally for terms of one to three years and prohibit the former owners from competing with the Company in the business of renting equipment in certain counties located in the area of the acquired business.

6. Bank Debt and Long Term Obligations

  Bank debt and long term obligations consist of the following:

                                                                                        December 31,
                                                                             -------------------------------
                                                                                  1997                1998
                                                                             ------------        -----------
                                                                                       (In thousands)
   $650 million revolving line of credit (the "Revolver") with banks;
     interest at the prime rate plus 0.75%, due monthly, or the Eurodollar rate plus 2.25%, due on demand, at the Company's option; principal due November 24, 2003. The interest rate in effect at December 31,
     1997 and 1998 was 7.8%..............................................       $206,475            $503,775
   $100 million term loan (the "Term Loan") with banks; interest at the prime rate plus 2.25%, due monthly, or the Eurodollar rate plus 3.75%, due on demand, at the Company's option; principal due in annual installments of $1 million in each of 1998 through
     2003, with the remaining principal balance due on December 2,
     2004. The interest rates in effect at December 31, 1997 and 1998
     were 8.5% and 9.3%, respectively....................................        100,000              99,000
   Cdn. $28 million revolving line of credit (the "Canadian Credit
     Facility") with banks; interest at the Canadian prime rate plus 2%, due monthly, or the Eurodollar rate plus 1.5%, due on demand, at the Company's option; principal due December 2, 2002. The
     interest rate in effect at December 31, 1998 was 8.75%..............             --               3,365
     $200 million 9% Senior Subordinated Notes due 2008 (the "Senior
     Subordinated Notes"); interest due semi-annually each May 15 and
     November 15, beginning November 15, 1998............................             --             200,000
   Other.................................................................            500               2,572
                                                                                --------            --------
                                                                                $306,975            $808,712
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

  The aggregate annual maturities of bank debt and long term obligations as of December 31, 1998 are as follows:



                                                              Canadian              Senior
                                                 Term         Credit             Subordinated
                                  Revolver       Loan         Facility              Notes              Other         Total
                                ------------   ------------  -------------     ---------------     ------------    ---------------
                                                                     (In thousands)
  1999.........................     $     --       $ 1,000           $   --           $     --           $  624           $  1,624
  2000.........................           --         1,000               --                 --              624              1,624
  2001.........................           --         1,000               --                 --              624              1,624
  2002.........................           --         1,000            3,365                 --              530              4,895
  2003.........................      503,775         1,000               --                 --               38            504,813
  Thereafter...................           --        94,000               --            200,000              132            294,132
                                    --------       -------           ------           --------           ------           --------
                                    $503,775       $99,000           $3,365           $200,000           $2,572           $808,712
                                    ========       =======           ======           ========           ======           ========

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

                          RENTAL SERVICE CORPORATION

Restricted Stock Grants

  On October 9, 1998, the Company issued its current chairman 235,000 shares of restricted stock. The restricted stock is subject to vesting in equal installments over four years, however, the vesting may be accelerated under certain circumstances, including a change of control. The restricted stock was valued at the fair market value of the Company's common stock on the date of grant, and the resulting deferred compensation expense is being amortized over the vesting period. Additionally, the Company entered into an agreement to loan the chairman the amount of any tax liability resulting from the grant (up to $1.4 million). The loan accrues interest at a rate equal to the current rate on the Company's Revolver, with principal and interest due upon 100% vesting of the restricted stock and in certain other circumstances. The loan, which is a full recourse loan to Mr. Reid, is secured by the restricted stock and will be forgiven based on the market price of the Company's common stock reaching certain levels, and in certain other circumstances if the vesting of the restricted stock is accelerated. At December 31, 1998, the chairman owed the Company $1.4 million, including accrued interest, under this loan agreement.

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

  A summary of the Company's stock option activity, and related information, for the years ended December 31, 1996, 1997 and 1998 follows:

                                                                                     Outstanding Options
                                                              ------------------------------------------------------------------
                                                                                                                       Weighted
                                                                                                                       Average
                                              Shares                                        Exercise                   Exercise
                                            Available              Number                    Price                      Price
                                           for Options           of Shares                 per Share                  per Share
                                         --------------         ------------        -----------------------        ----------------
Balance at December 31, 1995.............     194,310                129,690            $          .01                  $  .01
Grants--1995 Plan........................    (209,190)               209,190              7.03 - 21.00                   17.12
Exercises--1995 Plan.....................          --                (34,290)                      .01                     .01
Forfeitures--1995 Plan...................      16,740                (16,740)                      .01                     .01
Cancellations--1995 Plan.................          --                (12,510)                      .01                     .01
                                            ---------              ---------                                            ------
Balance at December 31, 1996.............       1,860                275,340               .01 - 21.00                   13.01
Authorized Shares--1996 Plan.............   1,000,000                     --                        --                      --
Grants--1996 Plan........................    (717,913)               717,913             18.00 - 26.88                   20.66
Exercises--1995 Plan.....................          --                (30,321)              .01 - 14.11                    2.82
Forfeitures--1996 Plan...................      80,580                (80,580)            18.00 - 20.25                   18.72
Cancellations--1995 Plan.................          --                 (5,400)                    14.11                   14.11
                                            ---------              ---------                                            ------
Balance at December 31, 1997.............     364,527                876,952               .01 - 26.88                   19.09
Authorized Shares--1996 Plan.............   1,000,000                     --                        --                      --
Grants--1995 Plan........................      (1,860)                 1,860                     22.88                   22.88
Grants--1996 Plan........................    (594,847)               594,847             17.38 - 36.44                   22.96
Restricted Stock Grants--1996 Plan.......     (26,589)                26,589                       .01                     .01
Exercises--1995 Plan.....................          --                (42,485)              .01 - 14.11                    1.86
Exercises--1996 Plan.....................          --                (26,962)            18.00 - 20.25                   18.16
Forfeitures--1996 Plan...................     109,475               (109,475)            19.44 - 28.56                   21.81
Cancellations--1995 Plan.................          --                 (7,503)              .01 - 14.11                    8.04
                                            ---------              ---------                                            ------

Balance at December 31, 1998.............     850,706              1,313,823            $  .01 - 36.44                  $20.88
                                            =========              =========                                            ======

                          RENTAL SERVICE CORPORATION

  Options outstanding at December 31, 1998 have exercise prices ranging from $.01 to $36.44 per share, with a weighted average exercise price of $20.88 per share, as outlined in the following table:


                                                              Weighted        Weighted                            Weighted
                                                               Average         Average                            Average
                                              Number of       Exercise        Remaining        Number of       Exercise Price
                                               Options          Price        Contractual        Options          per Share
       Range of Exercise Prices              Outstanding      per Share         Life          Exercisable
--------------------------------------      ------------     -----------    ------------     ------------     ---------------
          $  .01......................           36,172        $  .01            8.51             6,299            $  .01
          $ 7.03 - $14.11.............           60,048         12.65            7.20            30,602             13.28
          $17.38 - $20.25.............          641,898         19.89            8.42           270,597             20.07
          $20.50 - $24.75.............          380,738         22.13            8.78            62,500             21.15
          $25.63 - $28.81.............          162,967         26.98            8.98            22,167             25.92
          $33.00 - $36.44.............           32,000         33.69            9.57                --                --
                                              ---------        ------            ----           -------            ------
              Totals                          1,313,823        $20.88            8.57           392,165            $19.72
                                              =========        ======            ====           =======            ======

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

                          RENTAL SERVICE CORPORATION

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                 Year ended December 31,
                                                                    ------------------------------------------------
                                                                        1996               1997               1998
                                                                    ----------         -----------       -----------
                                                                        (In thousands, except per share amounts)
  Pro forma net income..........................................       $2,597            $10,964            $27,446
  Pro forma net income per share................................          .14                .80               1.25
  Pro forma net income per share, assuming dilution.............          .13                .79               1.24

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

   1999.................................................................       $13,067
   2000.................................................................        11,389
   2001.................................................................         9,419
   2002.................................................................         6,830
   2003.................................................................         2,693
   Thereafter...........................................................         4,209
                                                                               -------
                                                                               $47,607
                                                                               =======

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

                          RENTAL SERVICE CORPORATION

11. Income Taxes

  The provision for income taxes is comprised of the following:

                                                                            Year ended December 31,
                                                            -----------------------------------------------------
                                                                 1996                1997                1998
                                                             ------------       -------------       --------------
Current:                                                                        (In thousands)
     Federal..............................................       $   --             $ 2,669             $ 5,406
     State................................................          187                 279                 550
                                                                 ------             -------             -------
                                                                    187               2,948               5,956
  Deferred:
     Federal..............................................        1,550               6,402              14,211
     State................................................          163                 594               1,543
                                                                 ------             -------             -------
                                                                  1,713               6,996              15,754

  Foreign.................................................           --                  --                 223
  Extraordinary items.....................................          822                 386                  --
                                                                 ------             -------             -------
                                                                 $2,722             $10,330             $21,933
                                                                 ======             =======             =======

  Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                                          December 31,
                                                                ---------------------------------
                                                                    1997                 1998
                                                               -------------        -------------
Deferred tax assets:                                                     (In thousands)
     Accrued liabilities....................................     $  5,004              $  4,957
     Rental equipment and inventory reserves................        1,496                 3,087
     Bad debt reserve.......................................          504                 1,396
     Net operating loss carryforwards.......................        7,948                16,154
     Alternative minimum tax credit.........................        4,776                10,506
     Valuation allowance....................................       (4,487)               (7,364)
                                                                 --------              --------
                                                                   15,241                28,736
   Deferred tax liabilities:
     Depreciation and amortization..........................      (30,857)              (64,996)
                                                                 --------              --------
  Net deferred tax liability................................     $(15,616)             $(36,260)
                                                                 ========              ========

  The Company's effective income tax rate varied from the statutory U.S. federal income tax rate (34% in 1996 and 35% in 1997 and 1998) as follows:

                                                                              Year ended December 31,
                                                            --------------------------------------------------------
                                                                   1996                 1997                 1998
                                                             --------------        -------------      --------------
                                                                                  (In thousands)
  Expected provision using the statutory tax rate..........     $2,282                $ 8,218             $17,894
  State taxes, net of federal tax benefit..................        204                    753               1,924
  Foreign taxes............................................         --                     --                 223
  Permanent differences, primarily amortization
       of intangibles......................................        341                    732               1,998
  Other....................................................       (105)                   627                (106)
                                                                ------                -------             -------
                                                                $2,722                $10,330             $21,933
                                                                ======                =======             =======

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

                          RENTAL SERVICE CORPORATION

13. Quarterly Financial Information (Unaudited)

                                                            First         Second        Third         Fourth         Year-
                                                           Quarter       Quarter       Quarter       Quarter        To-Date
                                                         ---------     ------------   ---------     ---------     ----------
                                                                       (In thousands, except per share amounts)
Total revenues:

  1997.................................................   $ 41,309       $ 58,554      $ 72,469      $ 88,931       $261,263
  1998.................................................    108,663        141,050       160,687       168,074        578,474

Gross profit:

  1997.................................................     10,978         14,870        18,841        23,943         68,632
  1998.................................................     26,936         38,448        44,847        49,076        159,307

Income before extraordinary items:

  1997.................................................      2,183          2,855         3,920         4,191         13,149
  1998.................................................      5,484          7,135         8,283         8,290         29,192

Net income:

  1997.................................................      1,649          2,855         3,920         4,191         12,615
  1998.................................................      5,484          7,135         8,283         8,290         29,192

Earnings per common share:

  1997
  ----
  Income before extraordinary items....................   $    .19       $    .23      $    .26      $    .26       $    .96
  Extraordinary items..................................       (.04)            --            --            --           (.04)
                                                          --------       --------      --------      --------       --------
     Net income........................................   $    .15       $    .23      $    .26      $    .26       $    .92
                                                          ========       ========      ========      ========       ========

  1998
  ----
  Income before extraordinary items....................   $    .27       $    .34      $    .37      $    .35       $   1.33
  Extraordinary items..................................         --             --            --            --             --
                                                          --------       --------      --------      --------       --------
  Net income...........................................   $    .27       $    .34      $    .37      $    .35       $   1.33
                                                          ========       ========      ========      ========       ========

Earnings per common share, assuming dilution:

  1997
  ----
  Income before extraordinary items....................   $    .19       $    .23      $    .26      $    .26       $    .94
  Extraordinary items..................................       (.05)            --            --            --           (.03)
                                                          --------       --------      --------      --------       --------
  Net income...........................................   $    .14       $    .23      $    .26      $    .26       $    .91
                                                          ========       ========      ========      ========       ========

  1998
  ----
  Income before extraordinary items....................   $    .27       $    .34      $    .37      $    .34       $   1.32
  Extraordinary items..................................         --             --            --            --             --
                                                          --------       --------      --------      --------       --------
  Net income..........................................    $    .27       $    .34      $    .37      $    .34       $   1.32
                                                          ========       ========      ========      ========       ========

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


                                        /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 10, 1999

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                                            December 31,
                                                                                  ----------------------------------
                                                                                     1997                   1998
                                                                                  -------------           -----------
                                   ASSETS
                                   ------
Cash........................................................................           $      5              $     --
Other assets, net...........................................................                  2                 7,488
Investment in and net amounts due from wholly owned subsidiaries............            290,782               612,316
                                                                                    -----------           -----------
                                                                                       $290,789              $619,804
                                                                                    ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
   Accounts payable and accrued expenses....................................           $      8              $     --
   Accrued interest payable.................................................                 --                 2,319
   Senior Subordinated Notes................................................                 --               200,000
                                                                                    -----------           -----------
       Total liabilities....................................................                  8               202,319

Stockholders' equity:
   Common stock.............................................................                198                   241
   Additional paid-in capital...............................................            270,927               373,646
   Common stock issuable....................................................              6,000                 3,988
   Deferred compensation expense............................................                 --                (3,162)
   Currency translation loss................................................                 --                   (76)
   Retained earnings........................................................             13,656                42,848
                                                                                    -----------            ----------
       Total stockholders' equity...........................................            290,781               417,485
                                                                                    -----------            ----------
                                                                                       $290,789              $619,804
                                                                                    ===========            ==========







                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                               Year Ended December 31,
                                                                          ----------------------------------------------------------

                                                                              1996                    1997                   1998
                                                                           ---------             -----------            -----------
Costs and expenses:
 Selling, general and administrative expense............................      $   --                 $    --               $    305
 Amortization expense...................................................          --                      --                    410
 Interest expense, net..................................................           3                      --                 11,817
                                                                           ---------                --------              ---------
Loss before equity in income of subsidiaries, income taxes and
 extraordinary item.....................................................          (3)                     --                (12,532)

Benefit for income taxes................................................          --                      --                 (5,376)
                                                                           ---------                --------              ---------
Loss before equity in income of subsidiaries and extraordinary items....          (3)                     --                 (7,156)

Equity in income of subsidiaries........................................       2,503                  12,615                 36,348
                                                                           ---------                --------              ---------
Income before extraordinary item........................................       2,500                  12,615                 29,192
Extraordinary item, gain on extinguishment of debt less applicable
 income taxes of $142 in 1996...........................................         220                      --                     --
                                                                           ---------                --------              ---------
Net income..............................................................      $2,720                 $12,615               $ 29,192
                                                                           =========                ========              =========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  RENTAL SERVICE CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Year Ended December 31,
                                                                           -------------------------------------------------
                                                                              1996                1997              1998
                                                                           -----------        ------------      ------------
Operating activities
Net income..............................................................       $  2,720          $  12,615          $  29,192
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
       Equity in income of subsidiaries.................................         (2,503)           (12,615)           (36,348)
       Amortization.....................................................             --                 --                410
       Extraordinary item...............................................           (220)                --                 --
       Amortization of deferred compensation expense....................             --                 --                305
       Currency translation loss........................................             --                 --                (76)
       Change in other assets...........................................             --                 (2)            (7,486)
       Change in accounts payable and accrued expenses..................              8                 --                 (8)
       Change in accrued interest payable...............................             --                 --              2,319
                                                                              ---------          ---------          ---------
Net cash provided by (used in) operating activities.....................              5                 (2)           (11,692)
Financing activities
Proceeds from issuance of redeemable preferred stock....................          7,500                 --                 --
Redemption of redeemable preferred stock................................        (37,874)                --                 --
Payments of debt issuance costs.........................................             --                 --             (5,675)
Payments on notes payable...............................................        (12,055)                --                 --
Proceeds from issuance of Senior Subordinated Notes.....................             --                 --            200,000
Proceeds from issuance of common stock, net of issuance costs...........         95,223            153,974             77,809
Proceeds from exercise of stock options.................................              1                 85                569
Proceeds from QSP plan offerings........................................             --                 --                433
Repurchase of common stock warrants.....................................           (945)                --                 --
Loans to subsidiaries...................................................        (51,855)          (154,057)          (261,449)
                                                                              ---------          ---------          ---------
Net cash provided by (used in) financing activities.....................             (5)                 2             11,687
                                                                              ---------          ---------          ---------
Decrease in cash........................................................      $      --          $      --          $      (5)
                                                                              =========          =========          =========







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

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          RENTAL SERVICE CORPORATION

                  Year Ended December 31, 1996, 1997 and 1998
                                 (In thousands)


                                                                                               Additions
                                                                                      -------------------------------
                                                                     Balance at       Charged to                        Transfers
                                                                    Beginning of      Costs and                         From Other
                         Description                                    Year           Expenses       Acquisitions       Accounts
--------------------------------------------------------------     -------------     -----------    ---------------    ----------
Year ended December 31, 1996
Deducted from assets accounts:
 Allowance for doubtful accounts..............................        $ 1,791          $1,692            $   276         $   --
 Reserve for rental equipment.................................            511             434                 --             --
 Reserve for inventory obsolescence...........................            603              97                224             --
 Income tax valuation allowance...............................          7,858              --                 --             --
                                                                      -------          ------            -------         ------
    Total.....................................................        $10,763          $2,223            $   500         $   --
                                                                      =======          ======            =======         ======


Year ended December 31, 1997
Deducted from assets accounts:
 Allowance for doubtful accounts..............................        $ 2,165          $2,596            $   582         $   --
 Reserve for rental equipment.................................            923             511                218          1,416
 Reserve for inventory obsolescence...........................            782             534                247            787
 Income tax valuation allowance...............................          4,740              --                 --             --
                                                                      -------          ------            -------         ------
    Total.....................................................        $ 8,610          $3,641            $ 1,047         $1,529
                                                                      =======          ======            =======         ======


Year ended December 31, 1998
Deducted from assets accounts:
 Allowance for doubtful accounts..............................        $ 2,925          $4,429            $ 1,335         $   --
 Reserve for rental equipment.................................          2,656           1,080              5,714             --
 Reserve for inventory obsolescence...........................          2,181             975                545            185
 Income tax valuation allowance...............................          4,487              --              2,877             --
                                                                      -------          ------            -------         ------
    Total.....................................................        $12,249          $6,484            $10,471         $  185
                                                                      =======          ======            =======         ======

                                                                                       Balance at
                         Description                                 Deductions       End of Year
--------------------------------------------------------------       ----------       -----------
Year ended December 31, 1996
Deducted from assets accounts:
 Allowance for doubtful accounts..............................         $1,594   (a)     $ 2,165
 Reserve for rental equipment.................................             22   (b)         923
 Reserve for inventory obsolescence...........................            142   (b)         782
 Income tax valuation allowance...............................          3,118   (c)       4,740
                                                                       ------           -------
    Total.....................................................         $4,876           $ 8,610
                                                                       ======           =======

Year ended December 31, 1997
Deducted from assets accounts:
 Allowance for doubtful accounts..............................         $2,418   (a)     $ 2,925
 Reserve for rental equipment.................................            412   (b)       2,656
 Reserve for inventory obsolescence...........................            169   (b)       2,181
 Income tax valuation allowance...............................            253   (c)       4,487
                                                                       ------           -------
    Total.....................................................         $2,578           $12,249
                                                                       ======           =======

Year ended December 31, 1998
Deducted from assets accounts:
 Allowance for doubtful accounts..............................         $3,832   (a)     $ 4,857
 Reserve for rental equipment.................................          2,503   (b)       6,947
 Reserve for inventory obsolescence...........................          2,877   (b)       1,009
 Income tax valuation allowance...............................             --             7,364
                                                                       ------           -------
    Total.....................................................         $9,212           $20,177
                                                                       ======           =======

(a)  Write-off of uncollectible accounts, net of recoveries.

(b)  Write-off of physical inventory shortages or obsolescence.

(c) Decrease due to changes in the expected future utilization of net operating loss carryforwards.